Form 10-Q
period 1995-03-31
OAKHILL SPORTSWEAR CORP /NY/
filed 1995-05-15
CIK 12203

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                 Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1995          Commission File Number  0-5613
                 ---------------------                            ----------


                      OAK HILL SPORTSWEAR CORPORATION
- ----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
- ----------------------------------------------------------------------------
            (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)



               1411 BROADWAY, NEW YORK, NEW YORK         10018
- ----------------------------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)


                               (212) 789-8900
- ----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)



- ----------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES   X    NO
                                                      -------   -------
As of May 11, 1995, the registrant had 2,057,576 shares of common stock outstanding.

                      OAK HILL SPORTSWEAR CORPORATION


                                   INDEX


PART I - Financial Information                                        PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    March 31, 1995 and December 31, 1994                                 3

  Consolidated statements of operations -
    three months ended March 31, 1995 and 1994                           4

  Consolidated statements of cash flows -
    three months ended March 31, 1995 and 1994                           5

  Notes to consolidated financial statements                             6

Management's discussion and analysis of
  financial condition and results of operations                         7-8


PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                               9

Signatures                                                              10


The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. It is recommended that this Report be read in conjunction with the Company's Annual Report on Form 10-K for its year ended December 31, 1994.

                      OAK HILL SPORTSWEAR CORPORATION

                        CONSOLIDATED BALANCE SHEETS

                               (In thousands)
                                (Unaudited)

                                                March 31,     December 31,
                                                  1995            1994
          Assets

Current assets:
  Cash                                          $   234         $   332
  Accounts receivable - net                      12,072          10,149
  Inventories (Note 2)                           10,810          11,583
  Other current assets                              646             755
                                                -------         -------
        Total current assets                     23,762          22,819

Property, plant and equipment - net               2,652           2,742
Goodwill - net                                    1,429           1,442
Other assets                                        311             361
                                                -------         -------
                                                $28,154         $27,364
                                                =======         =======

          Liabilities and stockholders' equity

Current liabilities:
  Notes payable - banks                         $ 9,144         $ 7,199
  Current portion of long-term debt                 154             154
  Accounts payable and accrued expenses           5,143           5,209
  Accrued income taxes                              330             336
                                                -------         -------
        Total current liabilities                14,771          12,898

Long-term debt                                    1,546           1,581


Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued at
    March 31, 1995 and December 31, 1994
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued
    at March 31, 1995 and December 31, 1994          97              97
  Capital in excess of par value                 27,363          27,363
  Retained earnings                               1,385           2,433
  Common stock held in treasury, at cost
    (2,812,252 shares at March 31, 1995
    and December 31, 1994)                      (17,008)        (17,008)
                                                -------         -------
        Total stockholders' equity               11,837          12,885
                                                -------         -------
                                                $28,154         $27,364
                                                =======         =======

                      OAK HILL SPORTSWEAR CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                  (In thousands except per share amounts)
                                (Unaudited)

                                                    Three months ended
                                                         March 31,
                                                     1995        1994

Net sales                                          $16,835     $18,896
                                                   -------     -------
Costs and expenses:
  Cost of sales                                     13,953      14,571
  Selling, general and administrative expenses       3,521       3,966
                                                   -------     -------
                                                    17,474      18,537
                                                   -------     -------

Operating income (loss)                               (639)        359

Interest expense - net                                 409         256
                                                   -------     -------
Income (loss) before provision
 for taxes                                          (1,048)        103

Provision for taxes                                      0          20
                                                   -------     -------
Net income (loss)                                 ($ 1,048)    $    83
                                                   =======     =======

Per share data:
  Primary and fully diluted                       ($   .51)    $   .04



Weighted average number of shares outstanding:
  Primary and fully diluted                          2,058       2,067

                      OAK HILL SPORTSWEAR CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)
                                (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                     1995        1994
Cash flows from (used in) operating activities:
  Net income (loss)                                ($1,048)     $   83
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization                       126         129
                                                    ------      ------
                                                      (922)        212

  Changes in assets and liabilities                 (1,063)     (4,972)
                                                    ------      ------
    Net cash used in operating activities           (1,985)     (4,760)
                                                    ------      ------
Cash flows used in investing activities:
  Capital expenditures                                 (23)         (6)
                                                    ------      ------
Cash flows from (used in) financing activities:
  Net short-term borrowings                          1,945       4,867
  Principal payment of long-term debt                  (35)        (45)
                                                    ------      ------
    Net cash provided by financing activities        1,910       4,822
                                                    ------      ------
Net increase (decrease)in cash                         (98)         56

Cash at beginning of year                              332         169
                                                    ------      ------
Cash at end of period                               $  234      $  225
                                                    ======      ======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                            ($1,923)    ($5,417)
    Inventories                                        773         286
    Other current assets                               109        (144)
    Other assets                                        50          (1)
    Accounts payable and accrued expenses              (66)        296
    Accrued income taxes                                (6)          8
                                                    ------      ------
                                                   ($1,063)    ($4,972)
                                                    ======      ======

  Cash paid - net during the period for:
    Interest                                        $  300      $  241
    Income taxes                                         6          12

                      OAK HILL SPORTSWEAR CORPORATION
                Notes to Consolidated Financial Statements
                                (unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The subsidiary had not commenced operations as of March 31, 1995.


Note 2 - Inventories

     Inventories used in the calculation of cost of goods sold for the Company are summarized by major classification as follows:

                                             March 31,        December 31,
                                               1995               1994

         Raw materials                     $ 2,280,000        $ 1,963,000
         Work in process                       757,000            650,000
         Finished goods                      7,773,000          8,970,000
                                           -----------        -----------
                                           $10,810,000        $11,583,000
                                           ===========        ===========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

    Working capital at March 31, 1995 amounted to $8,991,000 compared to $9,921,000 at December 31, 1994. The decrease of $930,000 was principally due to the net loss for the period.

    Based upon the Company's first quarter results, current operations and business plans, Management believes that the Company's cash balance of $234,000 at March 31, 1995, its cash flow from operations, which Management believes will continue to be negative in the second quarter of 1995, and borrowings under the Amended Loan and Security Agreement will not provide it, at certain times within its business cycle, with all of the funds necessary for its working capital and capital expenditures. Management is exploring various options, including modifying the business plans to reduce expenses and curtail projected levels of sales and inventory, revising the Company's existing borrowing arrangements (subject to the lender's approval) and selling certain capital assets. In addition, Management is considering raising additional capital and the sale of one or more of the Company's divisions. While the Company can give no assurance as to which specific actions can be effectuated, Management believes that several of these steps can be taken in a timely manner.

    Accounts receivable were $12,072,000 at March 31, 1995 as compared to $10,149,000 at December 31, 1994, an increase of $1,923,000. The increase was primarily due to the higher level of sales in the latter part of the first quarter of 1995 as compared to the latter part of the fourth quarter of 1994, which for seasonal reasons has a low sales level.

    Inventories at March 31, 1995 were $10,810,000 as compared to $11,583,000 at December 31, 1994, a decrease of $773,000. The decrease was due to a reduction of inventories to levels consistent with seasonal requirements.

Results of operations:

    Sales for the first quarter of 1995 amounted to $16,835,000 as compared to $18,896,000 for the first quarter of 1994, a decrease of $2,061,000. The decrease was attributable to lower sales in both the sportswear and accessories divisions. The decrease in sales in the sportswear division was mainly due to a large return from a customer because of a latent manufacturing defect.

    Gross profit for the first quarter of 1995 amounted to $2,882,000 as compared to $4,325,000 for the first quarter of 1994, a decrease of $1,443,000. Lower sales in the sportswear and accessories divisions and lower gross margins in each of the Company's operating divisions, including a substantial loss incurred because of the large product return noted above, resulted in the reduction as compared to the prior year period.

    Selling, general and administrative expenses for the first quarter of 1995 were 11% lower than in the comparable period in 1994. The decrease was principally due to the Company's cost reduction program.

    Interest expense-net for the first quarter ended March 31, 1995 amounted to $409,000 as compared to $256,000 in the comparable period in 1994. The increase was primarily due to higher average effective interest rates and amortization of prepaid financing expenses.

    The Company had no provisions for tax or tax benefit in the first quarter of 1995 because it incurred a loss and had net operating loss carryforwards. The Company had a provision of $20,000 for state and local taxes in the first
quarter of 1994.   No accrual for federal income taxes was made because the
Company had net operating loss carryforwards.

                        PART II.  OTHER INFORMATION
Item 5.    Other Information
           -----------------

           On May 15, 1995, the Company issued a press release regarding a letter of intent signed on May 12, 1995 for the sale of the Company's sportswear division to Donnkenny Apparel, Inc. The relevant portion of the press release reads as follows:

           Management has been exploring various alternatives to improve its financial position and on May 12, 1995, Oak Hill Sportswear Corporation signed a letter of intent with Donnkenny Apparel, Inc., a subsidiary of Donnkenny, Inc. (NASDAQ: DNKY) for the sale of the Company's sportswear division to Donnkenny. Depending upon the book value at closing of the inventory and certain other assets being acquired, the Company estimates that the gross cash proceeds from the transaction will be approximately $14,000,000. However, the net cash proceeds will be a significantly lesser amount, not yet determinable, but believed to be less than half of the gross proceeds, taking into account that Oak Hill Sportswear Corporation will retain all accounts payable and other liabilities and accounts receivable of the sportswear division, as well as all corporate liabilities, including costs relating to the transaction and obligations to its bank lenders. In addition, Oak Hill Sportswear Corporation will retain its accessories division, which is continuing to experience operating losses, and the fixed assets and part of the operations of its manufacturing division.

           The proposed transaction is subject to the receipt of a fairness opinion, the approval of Oak Hill Sportswear Corporation's Board of Directors, the execution of a definitive agreement and the favorable vote of at least two-thirds of its outstanding stock. The transaction is also subject to Donnkenny receiving bank financing and approval of its Board of Directors. Subject to such conditions, the proposed sale is expected to be completed by June 30, 1995.



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           Reports on Form 8-K
           -------------------

           No report on Form 8-K was filed during the quarter ended March 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OAK HILL SPORTSWEAR CORPORATION
                                             (Registrant)



Date: May 15, 1995              By: /s/ Arthur L. Asch
                                   --------------------------------------
                                    Arthur L. Asch, Chairman of the Board



Date: May 15, 1995              By: /s/ Michael A. Asch
                                   --------------------------------------
                                    Michael A. Asch, Vice President