Form 10-Q
period 1995-06-30
OAKHILL SPORTSWEAR CORP /NY/
filed 1995-08-14
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1995          Commission File Number  0-5613


                      OAK HILL SPORTSWEAR CORPORATION
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
-------------------------------------------------------------------------------
          (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)



               1411 BROADWAY, NEW YORK, NEW YORK         10018
-------------------------------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)


                               (212) 789-8900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




-------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES   X    NO

As of August 8, 1994, the registrant had 2,057,576 shares of common stock outstanding.

                      OAK HILL SPORTSWEAR CORPORATION


                                     INDEX


PART I - Financial Information                                      PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    June 30, 1995 and December 31, 1994                               3

  Consolidated statements of operations -
    three months ended June 30, 1995 and 1994                         4

  Consolidated statements of operations -
    six months ended June 30, 1995 and 1994                           5

  Consolidated statements of cash flows -
    six months ended June 30, 1995 and 1994                           6

  Notes to consolidated financial statements                        7-8

Management's discussion and analysis of
  financial condition and results of operations                    9-10


PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders          11

Item 6. Exhibits and Reports on Form 8-K                             11

Signatures                                                           12


The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. It is recommended that this Report be read in conjunction with the Company's Annual Report on Form 10-K for its year ended December 31, 1994 and the Company's Proxy Statement dated June 28, 1995.

                        OAK HILL SPORTSWEAR CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands except share amounts)
                                  (Unaudited)

                                                   June 30,   December 31,
                                                     1995         1994
          Assets

Current assets:
  Cash                                           $     194    $     332
  Accounts receivable - net                          9,281       10,149
  Inventories (Note 2)                               2,311       11,583
  Receivable for assets sold - net (Note 3)         14,062            0
  Assets held for sale                                 214            0
  Other current assets                                 182          755
                                                 ---------    ---------

        Total current assets                        26,244       22,819

Property, plant and equipment - net                  1,300        2,742
Goodwill - net                                         283        1,442
Other assets                                            18          361
                                                 ---------    ---------

                                                 $  27,845    $  27,364
                                                 =========    =========

          Liabilities and stockholders' equity

Current liabilities:
  Notes payable - banks                          $   8,325    $   7,199
  Current portion of long-term debt                    211          154
  Accounts payable                                   6,122        3,968
  Accrued expenses                                   2,353        1,241
  Accrued income taxes                                 319          336
                                                 ---------    ---------

        Total current liabilities                   17,330       12,898

Long-term debt                                         954        1,581


Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued          97           97
  Capital in excess of par value                    27,363       27,363
  Retained earnings (accumulated deficit)             (891)       2,433
  Common stock held in treasury, at cost
    (2,812,252 shares)                             (17,008)     (17,008)
                                                 ---------    ---------

        Total stockholders' equity                   9,561       12,885
                                                 ---------    ---------

                                                 $  27,845    $  27,364
                                                 =========    =========

                        OAK HILL SPORTSWEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands except per share amounts)
                                  (Unaudited)

                                                  Three months ended
                                                        June 30,
                                                    1995        1994

Net sales                                        $    960    $  2,257
                                                 --------    --------

Costs and expenses:
  Cost of sales                                       970       1,857
  Selling, general and administrative expenses        488         457
                                                 --------    --------

                                                    1,458       2,314
                                                 --------    --------


Operating loss                                       (498)        (57)

Interest expense - net                                 39          38
                                                 --------    --------

Loss from continuing operations
  before provision for taxes                         (537)        (95)

Provision for taxes

Loss from continuing operations                      (537)        (95)
                                                 --------    --------

  Discontinued operations:
    Loss, net                                      (1,243)     (1,055)
    Loss on disposal, net                            (496)       --
                                                 --------    --------
                                                   (1,739)     (1,055)
                                                 --------    --------
Net loss                                         ($ 2,276)   ($ 1,150)
                                                 ========    ========

Per share data:
  Loss from continuing operations                ($   .26)   ($   .05)

    Discontinued operations:
      Loss, net                                      (.61)       (.51)
      Loss on disposal, net                          (.24)       --
                                                 --------    --------
                                                     (.85)       (.51)
                                                 --------    --------
  Net loss, primary and fully diluted            ($  1.11)   ($   .56)
                                                 ========    ========



Weighted average number of shares outstanding:
  Primary and fully diluted                         2,058       2,065

                        OAK HILL SPORTSWEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands except per share amounts)
                                  (Unaudited)

                                                              Six months ended
                                                                   June 30,
                                                               1995       1994

Net sales                                                    $ 2,578    $ 5,126
                                                             -------    -------

Costs and expenses:
  Cost of sales                                                2,327      4,104
  Selling, general and administrative expenses                   938        938
                                                             -------    -------

                                                               3,265      5,042
                                                             -------    -------


Operating income (loss)                                         (687)        84

Interest expense - net                                            83         74
                                                             -------    -------

Income (loss) from continuing operations
  before provision for taxes                                    (770)        10

Provision for taxes                                                0         20
                                                             -------    -------

Loss from continuing operations                                 (770)       (10)
                                                             -------    -------

  Discontinued operations:
    Loss, net                                                 (2,058)    (1,057)
    Loss on disposal, net                                       (496)      --
                                                             -------    -------
                                                              (2,554)    (1,057)
                                                             -------    -------

Net loss                                                     ($3,324)   ($1,067)
                                                             =======    =======

Per share data:
  Loss from continuing operations                            ($  .38)   ($  .01)

    Discontinued operations:
      Loss, net                                                (1.00)      (.51)
      Loss on disposal, net                                     (.24)      --
                                                             -------    -------
                                                               (1.24)      (.51)
                                                             -------    -------
  Net loss, primary and fully diluted                        ($ 1.62)   ($  .52)
                                                             =======    =======

Weighted average number of shares outstanding:
  Primary and fully diluted                                    2,058      2,066

                        OAK HILL SPORTSWEAR CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            1995          1994
Cash flows used in operating activities:
    Net loss                                              ($ 3,324)    ($ 1,067)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
    Loss on disposal of discontinued operations                496            0
    Depreciation and amortization                              224          263
                                                          --------     --------
                                                            (2,604)        (804)

  Changes in assets and liabilities                            875       (4,038)
                                                          --------     --------
    Net cash used in operating activities                   (1,729)      (4,842)
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures                                           0          (70)
  Net proceeds on disposal of disc. operations                1,035            0
                                                          --------     --------
    Net cash prov. by (used in) inv. activities              1,035          (70)
                                                          --------     --------

Cash flows from financing activities:
    Net short-term borrowings                                1,126        5,125
    Principal payment of long-term debt                       (570)         (87)
                                                          --------     --------
      Net cash provided by financing activities                556        5,038
                                                          --------     --------

Net increase (decrease) in cash                               (138)         126

Cash at beginning of year                                      332          169
                                                          --------     --------

Cash at end of period                                     $    194     $    295
                                                          ========     ========


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                   $    868     ($   449)
      Inventories                                           (2,481)      (2,581)
    Other current assets                                        97         (227)
    Other assets                                               295            0
    Accounts payable and accrued expenses                    2,113         (773)
    Accrued income taxes                                       (17)          (8)
                                                          --------     --------
                                                          $    875     ($ 4,038)
                                                          ========     ========


  Cash paid - net during the period for:
    Interest                                              $    717     $    346
    Income taxes                                                17           16

  Non-cash investing activities:
    Proceeds from sale of discontinued operations
     included in receivable for assets sold-net           $ 14,062         --

                        OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The subsidiary had not commenced operations as of June 30, 1995.

Note 2 - Inventories

     Inventories are summarized by major classification as follows:

                                                 June 30,           December 31,
                                                   1995                 1994

Raw materials                                 $  1,253,000          $  1,963,000
Work in process                                     21,000               650,000
Finished goods                                   1,037,000             8,970,000
                                              ------------          ------------

                                              $  2,311,000          $ 11,583,000



Note 3 - Sale of Sportswear Division

     Pursuant to an Asset Purchase Agreement between Oak Hill Sportswear Corporation, a New York corporation (the "Company"), and Donnkenny Apparel, Inc. ("Donnkenny"), dated as of May 23, 1995, as amended (the Asset Purchase Agreement"), the Company completed, on July 24, 1995, the sale (the "Sale") of the business and certain assets of the Company's Sportswear Division. The Sale occurred as of June 30, 1995, subject to the approval of the Company's shareholders. Such shareholder approval was obtained on July 24, 1995. The assets sold included the inventory, certain fixed assets, security deposits, trade names and trademarks, contracts and goodwill of the Company's Sportswear Division.

     The purchase price paid by Donnkenny was $14,616,000 in cash and the assumption of certain liabilities. The Company retained accounts receivable, notes payable and certain accounts payable and accrued expenses relating to the Sportswear Division, which represent substantially all of these balances as shown on the balance sheet at June 30, 1995. $1,000,000 of the cash purchase price was placed in a one year escrow to provide security for the Company's indemnification obligations and its warranty of certain inventory under the Asset Purchase Agreement. The purchase price was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000, and it is subject to a post-closing adjustment if the actual net book value is different from the estimated net book value. The receivable for assets sold on the Company's balance sheet at June 30, 1995 is presented net of amounts due to Donnkenny.

     After the Sale, the Company retained its Harmal Division, which manufactures women's accessories. The Company has not yet decided its future direction, which will depend, in part, upon the proceeds that it realizes from the Sale, after payment of the retained liabilities and the expenses incurred in connection therewith, and from certain of its other corporate assets.

     In the consolidated financial statements, results of the Company's Sportswear Division are included in discontinued operations. The sales for divisions representing discontinued operations for the three and six momth periods ended June 30, 1995 and 1994 were as follows:

             Three months ended              Six months ended
                  June 30,                       June 30,
              1995        1994               1995        1994
              ----        ----               ----        ----
            $14,636     $13,589            $29,853     $29,616

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Pursuant to an Asset Purchase Agreement between Oak Hill Sportswear Corporation, a New York corporation (the "Company"), and Donnkenny Apparel, Inc. ("Donnkenny"), dated as of May 23, 1995, as amended (the "Asset Purchase Agreement"), the Company completed, on July 24, 1995, the sale (the "Sale") of the business and certain assets of the Company's Sportswear Division. The Sale occurred as of June 30, 1995, subject to the approval of the Company's shareholders. Such shareholder approval was obtained on July 24, 1995. The assets sold included the inventory, certain fixed assets, security deposits, trade names and trademarks, contracts and goodwill of the Company's Sportswear Division.

     The purchase price paid by Donnkenny was $14,616,000 in cash and the assumption of certain liabilities. The Company retained accounts receivable, notes payable and certain accounts payable and accrued expenses relating to the Sportswear Division, which represent substantially all of these balances as shown on the balance sheet at June 30, 1995. $1,000,000 of the cash purchase price was placed in a one year escrow to provide security for the Company's indemnification obligations and its warranty of certain inventory under the Asset Purchase Agreement. The purchase price was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000, and it is subject to a post-closing adjustment if the actual net book value is different from the estimated net book value. The receivable for assets sold on the Company's balance sheet at June 30, 1995 is presented net of amounts due to Donnkenny.

     After the Sale, the Company retained its Harmal Division, which manufactures women's accessories. The Company has not yet decided its future direction, which will depend, in part, upon the proceeds that it realizes from the Sale, after payment of the retained liabilities and the expenses incurred in connection therewith, and from certain of its other corporate assets.

Liquidity and capital resources:

     Working capital at June 30, 1995 amounted to $8,914,000 compared to $9,921,000 at December 31, 1994, a decrease of $1,007,000 principally due to the net loss for the period.

     As a result of the Sale, in July, 1995 the Company paid off the entire balance of its notes payable. It continues to have long-term debt outstanding, which represents a mortgage secured by the Company's fixed assets in Mississippi. Upon collection of its accounts receivable and payment of its accounts payable and accrued expenses, the Company will have a positive net cash balance. The Company believes that such net cash balance will provide all the funds necessary for working capital for its operations.

Results of operations (continuing operations only):

     Sales for the second quarter of 1995 amounted to $960,000 compared to $2,257,000 for the second quarter of 1994, a decrease of $1,297,000. Sales for the six months ended June 30, 1995 amounted to $2,578,000 compared to $5,126,000 for the comparable period in 1994, a decrease of $2,548,000. In both periods sales decreases in the Company's accessories division were primarily due to a weak retail market for belts, the division's primary product.

     Gross profit for the second quarter of 1995 amounted to ($10,000) compared to $400,000 for the second quarter of 1994, a decrease of $410,000. For the six month period ended June 30, 1995 gross profit was $251,000 compared to $1,022,000 for the comparable period in 1994, a decrease of $771,000. In both periods, decreases in gross profit in the Company's accessories division were caused by sharply lower sales and lower margins due to the underabsorption of fixed manufacturing and warehousing expenses.

     Selling, general and administrative expenses for the second quarter of 1995 and six months ended June 30, 1995 were nearly equal to the comparable periods in 1994.

     Interest expense-net for the second quarter ended June 30, 1995 amounted to $39,000 compared to $38,000 in the second quarter of 1994. Interest expense-net for the six months ended June 30, 1995 amounted to $83,000 compared to $74,000 in the comparable period of 1994. In both periods, lower long-term debt balances were offset by higher average interest rates.

     The Company had no provisions for tax or tax benefit in the second quarter or six months ended June 30, 1995 because it incurred a loss in both periods and had net operating loss carryforwards. The Company had no provisions for tax or tax benefit in the second quarter ended June 30, 1994. The Company had a provision for state and local taxes in the six months ended June 30, 1994 based on profits in the first quarter of 1994. No accrual for federal income taxes was made because the Company incurred a loss in both periods and had net operating loss carryforwards.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

     (a) The Annual Meeting of the shareholders of the Company was held on July 24, 1995.

     (b) At said Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                            For             Withheld
                                         ---------          --------
            Arthur L. Asch               1,899,640           24,696
            Joseph Greenberger           1,899,647           24,689
            Steven Kotler                1,899,647           24,689
            Wilmer J. Thomas, Jr.        1,897,297           27,039

     (c) At said Annual Meeting, a Non-Qualified Stock Option Plan for the Company was approved by a vote of 1,341,036 shares for and 183,688 shares against, with 10,827 abstaining and broker non-votes.

     (d) At said Annual Meeting, the sale of substantially all of the assets of the Company through the sale of the business and certain assets of the Company's Sportswear Division to Donnkenny Apparel, Inc. and the possible future sale of the Company's Harmal Division was approved by a vote of 1,509,758 shares for and 24,888 shares against, with 905 abstaining and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          2(a) Asset Purchase Agreement between Oak Hill Sportswear Corporation and Donnkenny Apparel, Inc. dated as of May 23, 1995 (incorporated by reference to Annex A to the Company's Proxy Statement dated June 28, 1995).

          2(b) Amendment No. 1 to Asset Purchase Agreement between Oak Hill
               Sportswear Corporation and Donnkenny Apparel, Inc. dated as of June 26, 1995 (incorporated by reference to Annex A to the Company's Proxy Statement dated June 28, 1995).

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Company during the quarter ended June 30, 1995. The Company filed a report on Form 8-K, dated August 7, 1995, reporting information under Item 2 ("Acquisition or Disposition of Assets") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits"). The Company filed the following financial statements therewith as an exhibit:

          99 Pro Forma Unaudited Consolidated Balance Sheet as of March 31, 1995 and Pro Forma Unaudited Consolidated Statements of Operations for the year ended December 31, 1994 and the three months ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OAK HILL SPORTSWEAR CORPORATION
                                                    (Registrant)



Date: August 14, 1995           By: /s/ Arthur L. Asch
                                    ------------------
                                    Arthur L. Asch, Chairman of the Board



Date: August 14, 1995           By: /s/ Michael A. Asch
                                    -------------------
                                    Michael A. Asch, Vice President