Form 10-Q
period 1995-09-30
OAKHILL SPORTSWEAR CORP /NY/
filed 1995-11-14
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995         Commission File Number  0-5613
                 --------------------                              ----------


                         OAK HILL SPORTSWEAR CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 NEW YORK                            13-2625545
------------------------------------------------------------------------------
     (State or other jurisdiction                 (I.R.S Employer
           of incorporation)                   Identification Number)



                     1411 BROADWAY, NEW YORK, NEW YORK            10018
------------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)


                                 (212) 789-8900
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES     X       NO
                                                       --------      --------

As of November 10, 1995, the registrant had 2,057,576 shares of common stock outstanding.

                         OAK HILL SPORTSWEAR CORPORATION


                                      INDEX

                                                                          PAGE
PART I - Financial Information


Unaudited financial statements:

  Consolidated balance sheets -
    September 30, 1995 and December 31, 1994                                3

  Consolidated statements of operations -
    three months ended September 30, 1995 and 1994                          4

  Consolidated statements of operations -
    nine months ended September 30, 1995 and 1994                           5

  Consolidated statements of cash flows -
    nine months ended September 30, 1995 and 1994                           6

  Notes to consolidated financial statements                              7-8

Management's discussion and analysis of
  financial condition and results of operations                          9-10


PART II - Other Information

Item 4.   Submission of Matters to Vote of Security Holders                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12


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

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                        September 30,       December 31,
                                                           1995                1994
          Assets

Current assets:
  Cash and cash equivalents                              $  5,716            $    332
  Accounts receivable - net                                 2,536              10,149
  Inventories (Note 2)                                      2,064              11,583
  Assets held for sale                                        214                   0
  Other current assets                                        255                 755
                                                         --------            --------
        Total current assets                               10,785              22,819

Property, plant and equipment - net                         1,269               2,742
Goodwill - net                                                280               1,442
Other assets                                                   16                 361
                                                         --------            --------
                                                         $ 12,350            $ 27,364
                                                         ========            ========

          Liabilities and stockholders' equity

Current liabilities:
  Notes payable - banks                                  $    699            $  7,199
  Current portion of long-term debt                             0                 154
  Accounts payable                                            713               3,968
  Accrued expenses                                            716               1,241
  Accrued income taxes                                        315                 336
                                                         --------            --------
        Total current liabilities                           2,443              12,898

Long-term debt                                              1,000               1,581


Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued                 97                  97
  Capital in excess of par value                           27,363              27,363
  Retained earnings (accumulated deficit)                  (1,545)              2,433
  Common stock held in treasury, at cost
    (2,812,252 shares)                                    (17,008)            (17,008)
                                                         --------            --------
        Total stockholders' equity                          8,907              12,885
                                                         --------            --------
                                                         $ 12,350            $ 27,364
                                                         ========            ========

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                             Three months ended
                                                                September 30,
                                                           1995              1994
Net sales                                                $ 1,671            $ 2,353
                                                         -------            -------

Costs and expenses:
  Cost of sales                                            1,377              1,781
  Selling, general and administrative expenses               536                437
                                                         -------            -------
                                                           1,913              2,218
                                                         -------            -------


Operating (loss) income                                     (242)               135

Interest (income) expense - net                              (25)                41
                                                         -------            -------

(Loss) income from continuing operations
  before provision for taxes                                (217)                94

Provision for taxes                                         --                   10
                                                         -------            -------

(Loss) income from continuing operations                    (217)                84
                                                         -------            -------

  Discontinued operations:
    (Loss) income, net                                      (313)             1,735
    Loss on disposal, net                                   (124)              --
                                                         -------            -------
                                                            (437)             1,735
                                                         -------            -------
Net (loss) income                                        ($  654)           $ 1,819
                                                         =======            =======

Per share data:
  (Loss) income from continuing operations               ($  .11)           $   .04

    Discontinued operations:
      (Loss) income, net                                    (.15)               .84
      Loss on disposal, net                                 (.06)              --
                                                         -------            -------
                                                            (.21)               .84
                                                         -------            -------
  Net (loss) income, primary and fully diluted           ($  .32)           $   .88
                                                         =======            =======



Weighted average number of shares outstanding:
  Primary and fully diluted                                2,058              2,066

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                              Nine months ended
                                                                September 30,
                                                          1995                1994
Net sales                                                $ 4,249            $ 7,479
                                                         -------            -------

Costs and expenses:
  Cost of sales                                            3,704              5,885
  Selling, general and administrative expenses             1,474              1,375
                                                         -------            -------

                                                           5,178              7,260
                                                         -------            -------


Operating (loss) income                                     (929)               219

Interest expense - net                                        58                115
                                                         -------            -------

(Loss) income from continuing operations
  before provision for taxes                                (987)               104

Provision for taxes                                           --                 30
                                                         -------            -------

(Loss) income from continuing operations                    (987)                74
                                                         -------            -------

  Discontinued operations:
    (Loss) income, net                                    (2,371)               678
    Loss on disposal, net                                   (620)              --
                                                         -------            -------
                                                          (2,991)               678
                                                         -------            -------

Net (loss) income                                        ($3,978)           $   752
                                                         =======            =======

Per share data:
  (Loss) income from continuing operations               ($  .48)           $   .03

    Discontinued operations:
      (Loss) income, net                                 ($ 1.15)               .33
      Loss on disposal, net                                 (.30)              --
                                                         -------            -------
                                                           (1.45)               .33
                                                         -------            -------
  Net (loss) income, primary and fully diluted           ($ 1.93)           $   .36
                                                         =======            =======

Weighted average number of shares outstanding:
  Primary and fully diluted                                2,058              2,066

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1995                1994
Cash flows used in operating activities:
    Net (loss) income                                                   ($ 3,978)           $    752
    Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
    Loss on disposal of discontinued operations                              620                   0
    Depreciation and amortization                                            258                 395
                                                                        --------            --------
                                                                          (3,100)              1,147

  Changes in assets and liabilities                                          746             (16,306)
                                                                        --------            --------
     Net cash used in operating activities                                (2,354)            (15,159)
                                                                        --------            --------

Cash flows from investing activities:
  Capital expenditures                                                         0                (114)
  Net proceeds on disposal of disc. operations                            14,973                   0
                                                                        --------            --------
    Net cash prov. by (used in) inv. activities                           14,973                (114)
                                                                        --------            --------

Cash flows from financing activities:
    Net short-term (repayments) borrowings                                (6,500)             15,515
    Principal payment of long-term debt                                     (735)               (126)
                                                                        --------            --------
      Net cash (used in) provided by fin. activities                      (7,235)             15,389
                                                                        --------            --------

Net increase in cash                                                       5,384                 116

Cash at beginning of year                                                    332                 169
                                                                        --------            --------

Cash at end of period                                                   $  5,716            $    285
                                                                        ========            ========


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                                 $  7,613            ($13,346)
      Inventories                                                         (2,234)             (3,752)
    Other current assets                                                      24                (610)
    Other assets                                                             297                (312)
    Accounts payable and accrued expenses                                 (4,933)              1,716
    Accrued income taxes                                                     (21)                 (2)
                                                                        --------            --------
                                                                        $    746            ($16,306)
                                                                        ========            ========


  Cash paid - net during the period for:
    Interest                                                            $    722            $  1,405
    Income taxes                                                              21                  32

                         OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The subsidiary had not commenced operations as of September 30, 1995.

Note 2 - Inventories

     Inventories are summarized by major classification as follows:

                                       September 30,            December 31,
                                          1995                    1994

         Raw materials                 $1,131,000              $ 1,963,000
         Work in process                   16,000                  650,000
         Finished goods                   917,000                8,970,000
                                       ----------              -----------
                                       $2,064,000              $11,583,000
                                       ==========              ===========


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

     The purchase price paid by Donnkenny was $14,616,000 in cash and the assumption of certain liabilities. The Company retained accounts receivable, notes payable and certain accounts payable and accrued expenses relating to the Sportswear Division. The balance of notes payable at September 30, 1995 is offset by a receivable from BankAmerica Business Credit, Inc. (included in accounts receivable) representing amounts to be reimbursed by Donnkenny. The purchase price was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000, and it remains subject to post-closing adjustments if the actual net book value is different from the estimated net book value. $1,000,000 of the cash purchase price was placed in a one year escrow to provide security for the Company's indemnification obligations and its warranty of certain inventory under the Asset Purchase Agreement. During October, 1995, this escrow was terminated in connection with a partial settlement of post closing adjustments. The accounts receivable on the Company's balance sheet at September 30, 1995 includes amounts due from Donnkenny and BankAmerica and the accounts payable on the Company's balance sheet at September 30, 1995 includes amounts due to Donnkenny.

     After the Sale, the Company retained its Harmal Division, which manufactures women's accessories. The Company has not yet decided its future direction, which will depend, in part, upon its liquid assets, after payment of the retained liabilities and the expenses incurred in connection with the Sale, the final settlement with Donnkenny under the Asset Purchase Agreement, and the possible sale of its other corporate assets, including the Harmal Division.

     In the consolidated financial statements, results of the Company's Sportswear Division are included in discontinued operations. The sales for divisions representing discontinued operations for the three and nine month periods ended September 30, 1995 and 1994 were as follows:

             Three months ended              Nine months ended
               September 30,                  September 30,
              1995        1994               1995        1994
              ----        ----               ----        ----

            $     0     $26,298            $29,853     $55,914

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

    The purchase price paid by Donnkenny was $14,616,000 in cash and the assumption of certain liabilities. The Company retained accounts receivable, notes payable and certain accounts payable and accrued expenses relating to the Sportswear Division. The balance of notes payable at September 30, 1995 is offset by a receivable from BankAmerica Business Credit, Inc. (included in accounts receivable) representing amounts to be reimbursed by Donnkenny. The purchase price was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000, and it remains subject to post-closing adjustments if the actual net book value is different from the estimated net book value. $1,000,000 of the cash purchase price was placed in a one year escrow to provide security for the Company's indemnification obligations and its warranty of certain inventory under the Asset Purchase Agreement. During October, 1995, this escrow was terminated in connection with a partial settlement of post closing adjustments. The accounts receivable on the Company's balance sheet at September 30, 1995 includes amounts due from Donnkenny and BankAmerica and the accounts payable on the Company's balance sheet at September 30 includes amounts due to Donnkenny.

    After the Sale, the Company retained its Harmal Division, which manufactures women's accessories. The Company has not yet decided its future direction, which will depend, in part, upon its liquid assets after payment of the retained liabilities and the expenses incurred in connection with the Sale, the final settlement with Donnkenny under the Asset Purchase Agreement, and the possible sale of its other corporate assets, including the Harmal Division.

Liquidity and capital resources:

        Working capital at September 30, 1995 amounted to $8,342,000 compared to $9,921,000 at December 31, 1994, a decrease of $1,579,000 principally due to the net loss for the period.

        As a result of the Sale, in July, 1995 the Company paid off the entire balance of its notes payable. The balance of notes payable at September 30, 1995 is offset by a receivable from BankAmerica Business Credit, Inc. (included in accounts receivable) for amounts to be reimbursed by Donnkenny. The Company continues to have long-term debt outstanding, which represents a mortgage secured by the Company's fixed assets in Mississippi and a certificate of deposit. At September 30, 1995, the Company had a cash and cash equivalent balance of $5,716,000. The Company believes that such cash and cash equivalent balance will provide the funds necessary for its operations.

Results of operations (continuing operations only):

    Sales for the third quarter of 1995 amounted to $1,671,000 compared to $2,353,000 for the third quarter of 1994, a decrease of $682,000. Sales for the nine months ended September 30, 1995 amounted to $4,249,000 compared to $7,479,000 for the comparable period in 1994, a decrease of $3,230,000. In both periods sales decreases in the Company's Harmal Division were primarily due to a weak retail market for belts, the division's primary product.

    Gross profit for the third quarter of 1995 amounted to $294,000 compared to $572,000 for the third quarter of 1994, a decrease of $278,000. For the nine month period ended September 30, 1995 gross profit was $545,000 compared to $1,594,000 for the comparable period in 1994, a decrease of $1,049,000. In both periods, decreases in gross profit in the Company's Harmal Division were caused by sharply lower sales and lower margins due to the underabsorption of fixed manufacturing and warehousing expenses.

    Selling, general and administrative expenses for the third quarter of 1995 and nine months ended September 30, 1995 were nearly equal to the comparable periods in 1994 with the exception of a $100,000 reserve for bad debts in the third quarter in connection with the Chapter 11 filing of a customer.

    Interest income-net for the third quarter ended September 30, 1995 amounted to $25,000 compared to an expense of $41,000 in the third quarter of 1994. Interest expense-net for the nine months ended September 30, 1995 amounted to $58,000 compared to $115,000 in the comparable period of 1994. In both periods, the decrease in interest expense was due to lower average debt balances and interest income from the Company's cash and cash equivalent balance during the third quarter of 1995.

    The Company had no provisions for tax or tax benefit in the third quarter or nine months ended September 30, 1995 because it incurred a loss in both periods and had net operating loss carryforwards. The Company had no provisions for tax or tax benefit in the third quarter ended September 30, 1994. The Company had a provision for state and local taxes in the nine months ended September 30, 1994 based on profits in the period. No accrual for federal income taxes was made because the Company had net operating loss carryforwards in excess of its net income.

    The Company's loss from discontinued operations in the third quarter of 1995 was primarily the result of diminished accounts receivable collections relating to chargebacks from customers, and expenses in excess of amounts accrued at June 30, 1995.

    The Company's loss on sale of assets in the third quarter is attributable to post-closing adjustments of asset valuations relating to actual asset values versus estimated values used at closing.

                           PART II. OTHER INFORMATION


Item 4.       Submission of Matters to Vote of Security Holders
              -------------------------------------------------

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

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

    (b)       Reports on Form 8-K
              -------------------

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



                                  OAK HILL SPORTSWEAR CORPORATION
                                          (Registrant)



Date: November 14, 1995             By: /s/ Arthur L. Asch
                                        -------------------------------------
                                        Arthur L. Asch, Chairman of the Board



Date: November 14, 1995             By: /s/ Michael A. Asch
                                        -------------------------------------
                                        Michael A. Asch, Vice President