Form 10-K
period 1995-12-31
OAKHILL SPORTSWEAR CORP /NY/
filed 1996-03-28
CIK 12203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File Number

    December 31, 1995                                           0-5613
-------------------------                               -----------------------

                         OAK HILL SPORTSWEAR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                      13-2625545
---------------------------------               -------------------------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                             Number)

  1411 Broadway, New York, New York                          10018
---------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 789-8900
                                                   --------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.02
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes    X       No
                                                        -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price on March 25, 1996, the aggregate market value of voting stock held by nonaffiliates of the registrant (assuming that all the stock referred to under Item 12 hereof are held by affiliates) was approximately $3,591,000.

As of March 25, 1996, the registrant had 2,057,576 shares of $.02 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                            Part of Form 10-K
                   --------                            -----------------
Portions of definitive proxy statement for             As referred to in
the 1996 Annual Meeting of Shareholders                Part III - Items
to be filed pursuant to Regulation 14A                 10, 11, 12 and 13.
under the Securities Exchange Act
of 1934.

Exhibit index of pages 22 - 24

                             1 OF 28 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1995

                                     PART I

Item 1. Business:

     Oak Hill Sportswear Corporation was incorporated in New York in 1967 as Computronic Sciences Inc. The Company amended its certificate of incorporation in 1969 to change its name to Bio-Medical Sciences, Inc., a manufacturer and marketer of disposable thermometers and sterilization monitors. In 1979, the Company acquired substantially all of the assets of Oak Hill Sportswear, Inc., and became primarily engaged in the manufacture and marketing of women's apparel and accessories. In 1983, the Company changed its name to Oak Hill Sportswear Corporation pursuant to an amendment to its certificate of incorporation. In 1984, the Company sold its disposable medical devices business. From 1984 to 1995, the Company was engaged in the importation, manufacture and marketing of women's apparel and accessories.

     As of June 30, 1995, the Company sold the business and certain assets of its Sportswear Division, which designed, imported, manufactured and marketed moderately priced women's apparel. Its products were marketed under various labels including Victoria Jones, Victoria Sport and Casey & Max, generally for retail by department, specialty, and chain stores, wholesale membership clubs, mail order and catalogue companies at "popular" or moderate prices.

     During 1995, the Company sold certain of the facilities and machinery in Mississippi which were previously utilized in connection with the Sportswear Division. The Company's remaining facilities in Mississippi are leased to a purchaser of the Company's Sportswear Division. At December 31, 1995, these properties were carried as assets held for sale as the Company is currently seeking to sell these properties.

     The Company's remaining business is its Harmal Division, which designs, imports, manufactures and markets moderately priced women's accessories, principally belts. Its products are marketed nationally under various labels including Harmal, Dakota and Riders Belts by Harmal, generally for retail by specialty and chain stores at "popular" or moderate prices (generally $4.00 - $20.00 per item).

     Harmal competes with many other accessories companies, no one or small group of which is dominant. There are many larger accessories firms with far greater financial and other resources. Harmal competes on the basis of style, quality, marketing, price and timeliness. It conducts a very limited advertising program, primarily in cooperation with customers.

     Harmal produces part of its merchandise to satisfy customers' orders or anticipated orders with the balance based upon management's projections. There is a relatively short period between the receipt of orders and their completion so that backlog is not a significant factor in understanding Harmal's operations.

                                  2 OF 28 PAGES

     Harmal purchases raw materials used for its domestic production from many suppliers. It does not have any long-term, formal arrangements with any of its suppliers of raw materials; however, it has had little difficulty in satisfying its raw material requirements and considers its sources of supply to be adequate. Harmal imports raw materials and finished belts from foreign countries, including Argentina, China, Korea and India. Harmal's imports are subject to the inherent risks attendant to purchasing products abroad, including the availability of quota and other requisite customs clearances, the imposition of import duties, political and social instability, currency fluctuations, restrictions on the transfer of funds and bilateral agreements which limit the amount of certain categories of merchandise that may be imported into the United States. Harmal's import operations have not been materially affected by such factors to date.

     The women's accessories business is subject to periodic fashion changes. In recent years, the retail market for women's belts has been weak, negatively impacting this division's sales. The reduced sales level during 1995 was insufficient to cover the Harmal Division's operating expenses, resulting in operating losses.

     At the Company's 1995 Annual Meeting, held on July 24, 1995, shareholders approved the future sale of the Harmal Division. The Company's Board of Directors has authorized management to seek a purchaser for the Harmal Division. As of December 31, 1995, the Harmal Division is being treated as a discontinued operation, and its assets are being carried as assets held for sale.

         As of December 31, 1995, the Company had approximately 39 employees.

Item 2.  Properties:

         The Company's executive offices are located at 1411 Broadway, New York, New York, 10018. The Company occupies these premises pursuant to a service agreement with a purchaser of the Company's former Sportswear Division. All fees relating to such service agreement were paid in full during 1995 and no further fees are due.

         The Company's Harmal Division leases approximately 60,000 square feet of manufacturing, warehousing and office space in Long Island City, New York, and approximately 1,300 square feet of showroom space at 411 Fifth Avenue, New York, New York 10018.

         The Company owns approximately 164,000 square feet of manufacturing and warehousing facilities in Mississippi. These facilities are currently leased to a purchaser of the Company's former sportswear business. At December 31, 1995 these properties were carried as assets held for sale as the Company is currently seeking to sell these properties.


Item 3.  Legal proceedings:

         There are no material pending legal proceedings involving the Company, except as referred to in Note 8 to the financial statements.

                                  3 OF 28 PAGES

Item 4.  Submission of matter to a vote of security holders:

         No matter was submitted during the fourth quarter of 1995 to a vote of the Company's shareholders.


                                     PART II

Item 5. Market for the registrant's common stock and related security holder matters:

         The Company's common stock, trading symbol OHSC, is traded on The Nasdaq Stock Market and is designated as a national market security (NMS). Through the facilities of the NASDAQ/NMS reporting system, actual sale prices of the Company's common stock are available. The table below sets forth the high and low prices for the common stock.


                                                       Prices

                                                   High       Low
                  1994:
                     1st quarter                   5 3/8     3 9/16
                     2nd quarter                   4 5/8     3 7/8
                     3rd quarter                   4 3/4     3 3/4
                     4th quarter                   5 1/8     4 1/8


                  1995:
                     1st quarter                   4 1/8     2 7/8
                     2nd quarter                   2 7/8     1 1/2
                     3rd quarter                   2 3/4     1 15/16
                     4th quarter                   2 3/4     1 11/16

                  1996:
                     1st quarter
                       (to March 26, 1996)         2 5/8     2

         As of March 26, 1996, there were approximately 555 holders of record of the Company's common stock.

         The Company has not paid any cash dividends and it does not expect to in the foreseeable future.














                                  4 OF 28 PAGES

Item 6.  Selected financial data:

                                    For the years ended December 31,

                               1995      1994      1993      1992      1991

                               (In thousands except per share amounts)

Net (loss) income from
 continuing operations         ($70)    ($206)    ($266)   $  338   ($  547)

(Loss) income from
 discontinued
 operations                  (4,908)      435       427    (1,685)    1,005

Loss on disposal of
 discontinued
 operations                  (1,861)        -         -         -         -

Net (loss) income           ($6,839)     $229      $161   ($1,347)   $  458
                             ======      ====      ====    ======    ======


Per share data:

  Net (loss) income from
   continuing operations      ($.03)    ($.10)    ($.13)     $.16     ($.27)

  (Loss) income from
   discontinued
   operations                 (2.39)      .21       .21      (.81)      .49

  Loss on disposal of
   discontinued
   operations                  (.90)        -         -          -        -

  Net (loss) income          ($3.32)     $.11      $.08     ($.65)     $.22
                              =====      ====      ====      ====      ====


Weighted average shares
 and common stock
 equivalent shares
 outstanding:
  Primary and fully diluted   2,058     2,067     2,058     2,058     2,058

Balance sheet:
  Total assets              $ 9,115   $27,364   $25,498   $27,841   $31,742
  Long-term debt            $     0   $ 1,581   $ 1,715   $ 1,896   $ 2,087





See notes to consolidated financial statements.





                                  5 OF 28 PAGES

Item 7.  Management's discussion and analysis of
         financial condition and results of operations:

     Pursuant to an Asset Purchase Agreement between Oak Hill Sportswear Corporation, a New York corporation (the "Company"), and Donnkenny Apparel, Inc. ("Donnkenny"), dated as of May 23, 1995, as amended (the "Asset Purchase Agreement"), the Company completed, on July 24, 1995, the sale (the "Sale") of the business and certain assets of the Company's Sportswear Division, which was effective as of June 30, 1995. The assets sold included the inventory, certain fixed assets, security deposits, trade names and trademarks, contracts and goodwill of the Company's Sportswear Division.

     The purchase price paid by Donnkenny was $14,616,000 in cash, plus the assumption of certain liabilities. The Company retained accounts receivable, notes payable and certain accounts payable and accrued expenses relating to the Sportswear Division. The purchase price paid at closing was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000. The cash proceeds, after payment of expenses related to the transaction, were used primarily to repay the Company's notes payable to its banks and to BankAmerica Business Credit, Inc. ("BankAmerica"). As of December 31, 1995, the Company terminated its Loan and Security Agreement with BankAmerica.

     During 1995, the Company completed sales of three manufacturing and warehousing facilities located in Mississippi which were previously utilized in connection with the Company's Sportswear Division. In addition, the Company sold machinery and equipment formerly located at the sold facilities and at a manufacturing facility still owned by the Company. The proceeds of these sales, net of related expenses, are reflected in the loss on disposal of discontinued operations.

     The Company's Board of Directors authorized management to seek a purchaser for the Harmal Division of the Company. As a result, the Company has classified the Harmal Division as a discontinued operation as of December 31, 1995, with its assets "Held For Sale." The Company has provided reserves for the expected operating losses prior to the sale of Harmal as well as for the estimated losses on such sale. Although the Company has begun preliminary discussions regarding the sale of the Harmal Division, it has not reached an agreement with any potential purchaser for the sale of the Harmal Division.

Liquidity and capital resources:

     Working capital at December 31, 1995 was $6,046,000 as compared to $9,921,000 at December 31, 1994. The decrease of $3,875,000 was primarily due to the net loss for the year and the reclassification of the Company's mortgage to short-term offset in part by the reclassification of certain long-term assets to short-term assets held for sale.

     Accounts receivable were $479,000 at December 31, 1995 as compared to $10,149,000 at December 31, 1994, a decrease of $9,670,000. The decrease was due to the sale of the Company's Sportswear Division and subsequent collection of most of its accounts receivable and the reclassification of the Harmal Division as an asset held for sale.

     Inventories at December 31, 1995 were $0 as compared to $11,583,000 at December 31, 1993, a decrease of $11,583,000. The decrease was due to the sale of the Company's Sportswear Division and the reclassification of the Harmal Division as assets held for sale.


                                  6 OF 28 PAGES

     Management believes that its cash and cash equivalents at December 31, 1995 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses and to cover the potential continuing losses, if any were not previously provided for, from discontinued operations.

     The Board of Directors of the Company intends to determine the best future course of action for the redeployment of its assets as progress is made in the sale of Harmal and the resolution of its ongoing tax audit.


Results of operations:

1995 compared to 1994 -

     Revenues in 1995 consisted of consulting and interest income. The consulting income arises from the Company's agreement with a purchaser of its Sportswear Division and the interest income arises from the investment of the Company's excess cash and cash equivalents, neither of which occurred during 1994.

     General and administrative expenses rose in 1995 compared to 1994 primarily as a result of the costs which were no longer allocated to its discontinued operations.

     Provision for taxes for 1995 relative to 1994 decreased as a result of the Company's lower asset base. The Company was taxed in both periods based on a franchise basis, rather than an income basis, in both state and local jurisdictions. There is no provision for federal income taxes as the Company incurred net operating losses in 1995 and utilized approximately $419,000 of its net operating loss carryforward in 1994 to offset approximately $142,000 of income taxes payable.

     The losses from discontinued operations in 1995 compared to income in 1994 was primarily due to two factors; the Company operated its Sportswear Division for only the first half of 1995, its seasonally weak period, and the Harmal Division had significantly lower revenues in 1995 than in 1994. Additionally, the Company suffered one-time losses relating to the disposal and discontinuance of the Sportswear and Harmal Divisions.

1994 compared to 1993 -

     General and administrative expenses fell in 1994 compared to 1993 primarily as a result of reduced consulting agreements with directors and lower insurance expenses.

     Provision for taxes for the two years ended December 31, 1994 represents the provision for state and local income (franchise) tax. There is no provision for federal income taxes as the Company is utilizing approximately $419,000 of its net operating loss carryforward in 1994 to offset approximately $142,000 of federal income taxes payable. In 1993, the Company utilized approximately $320,000 of its net operating loss carryforward to offset approximately $108,000 of federal income taxes payable.

     Results from discontinued operations in 1994 were, in the aggregate, consistent with results in 1993.





                                  7 OF 28 PAGES

Item 8.  Financial statements and
          additional financial data


                         OAK HILL SPORTSWEAR CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          FILED WITH THE ANNUAL REPORT
                           OF THE COMPANY ON FORM 10-K


                                                                  Page

Report of independent accountants                                    9

Consolidated balance sheets at December 31, 1995 and 1994           10

Consolidated statements of operations for the years ended
 December 31, 1995, 1994 and 1993                                   11

Consolidated statements of stockholders' equity for the years
 ended December 31, 1995, 1994 and 1993                             12

Consolidated statements of cash flows for the years ended
 December 31, 1995, 1994 and 1993                                   13

Notes to consolidated financial statements                       14-20

































                                  8 OF 28 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of

Oak Hill Sportswear Corporation


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oak Hill Sportswear Corporation and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As explained in Note 11 to the consolidated financial statements, during 1995 the Company sold certain of the assets of the Sportswear Division and is presently seeking to sell the Harmal Division.







PRICE WATERHOUSE LLP

New York, New York
March 21, 1996

















                                  9 OF 28 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                         December 31,
                                                        1995      1994
             Assets

Current assets:
  Cash and cash equivalents                           $ 5,823   $   332
  Accounts receivable - net                               479    10,149
    Inventories                                             0    11,583
  Assets held for sale                                  2,654         0
    Other current assets                                  159       755
                                                      -------   -------

               Total current assets                     9,115    22,819

Property, plant and equipment - net                         0     2,742
Goodwill - net                                              0     1,442
Other assets                                                0       361
                                                      -------   -------

                                                      $ 9,115   $27,364
                                                      =======   =======


             Liabilities and stockholders' equity

Current liabilities:
    Notes payable                                     $     0   $ 7,199
    Current portion of long-term debt                   1,000       154
    Accounts payable                                       33     3,968
    Accrued expenses                                    1,514     1,241
    Accrued income taxes                                  522       336
                                                      -------   -------

               Total current liabilities                3,069    12,898
                                                      -------   -------

Long-term debt                                              0     1,581
                                                      -------   -------


Stockholders' equity - see accompanying statement:
    Preferred stock, $1.00 par value, authorized
     1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
     12,000,000 shares; 4,869,828 shares issued            97        97
    Capital in excess of par value                     27,363    27,363
    Retained earnings (accumulated deficit)            (4,406)    2,433
    Common stock held in treasury, at cost
     (2,812,252 shares)                               (17,008)  (17,008)
                                                      -------   -------

               Total stockholders' equity               6,046    12,885
                                                      -------   -------

                                                      $ 9,115   $27,364
                                                      =======   =======

                 See notes to consolidated financial statements.







                                 10 OF 28 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Dollars in thousands except
                               per share amounts)


                                            Years ended December 31,

                                         1 9 9 5     1 9 9 4    1 9 9 3

Revenues                                 $   159     $     0    $     0

General and administrative
 expenses                                    215         176        222
                                         -------     -------    -------

Loss from continuing operations
  before provision for
  taxes                                      (56)       (176)      (222)

Provision for taxes                           14          30         44
                                         -------     -------    -------

Loss from continuing
  operations                            (     70)       (206)      (266)
                                         -------     -------     ------

Discontinued operations:
  (Loss) income, net                    (  4,908)        435        427
  Loss on disposal, net                 (  1,861)          -          -
                                         -------     -------     ------

                                        (  6,769)        435        427
                                         -------     -------     ------

  Net (loss) income                     ($ 6,839)    $   229     $  161
                                         =======     =======     ======

Per share data:
    Loss from continuing
    operations                             ($.03)      ($.10)     ($.13)
                                         -------     -------     ------

  Discontinued operations:
    (Loss) income, net                     (2.39)        .21        .21
    Loss on disposal, net                   (.90)          -          -
                                         -------        ----       ----

                                           (3.29)        .21        .21
                                         -------        ----       ----

    Net (loss) income, primary
      and fully diluted                 ($  3.32)       $.11       $.08
                                         =======        ====       ====




                See notes to consolidated financial statements.










                                 11 OF 28 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)




                                                        Retained  Total
                         Common stock        Capital in earnings  stock-
                    Shares   Par      In     excess of  (accum.   holders'
                    Issued  Value  treasury  par value  deficit)  equity


Balance, December
 31, 1992           4,870   $97   ($17,008)   $27,363    $2,043   $12,495

Net income for
 the year ended
 December 31, 1993                                          161       161
                    -----   ---    -------    -------    ------   -------

Balance, December
 31, 1993           4,870    97    (17,008)    27,363     2,204    12,656

Net income for
 the year ended
 December 31, 1994                                          229       229
                    -----   ---    -------    -------    ------   -------

Balance, December
 31, 1994           4,870    97   ( 17,008)    27,363     2,433    12,885

Net loss for
 the year ended
 December 31, 1995                                      ( 6,839) (  6,839)
                    -----   ---    -------    -------    ------   -------

Balance, December
 31, 1995           4,870   $97   ($17,008)   $27,363   ($4,406)  $ 6,046
                    =====   ===    =======    =======    ======   =======


                 See notes to consolidated financial statements.























                                 12 OF 28 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,

                                                 1995      1994     1993
Cash flows from operating activities:
  Net (loss) income                           ($ 6,839)  $  229   $  161
  Adjustments to reconcile net (loss)
    income to net cash provided
    by operating activities:
    Loss on disposal of disc. operations         1,861        -        -
    Depreciation and amortization                  251      524      551
                                               -------   ------   ------

                                                (4,727)     753      712

  Changes in assets and liabilities              2,984   (2,400)   2,186
                                               -------   ------   ------

    Net cash (used in) provided by
     operating activities                       (1,743)  (1,647)   2,898
                                               -------   ------   ------

Cash flows from investing activities
    Capital expenditures                             -     (194)    (222)
    Net proceeds on disposal of
     discontinued operations                    15,168        -        -
                                               -------   ------   ------

    Net cash provided by (used in)
     investing activities                       15,168     (194)    (222)
                                               -------   ------   ------

Cash flows from financing activities:
  Net increase (reduction) in
  short term borrowings                        (7,199)    2,168   (2,519)
  Principal payment of long-term debt            (735)     (164)    (168)
                                               ------    ------   ------

Net cash (used in) provided by
  financing activities                         (7,934)    2,004   (2,687)
                                               ------    ------   ------

Net increase (decrease) in cash                 5,491       163      (11)

Cash at beginning of year                         332       169      180
                                               ------    ------   ------

Cash at end of year                            $5,823    $  332   $  169
                                               ======    ======   ======

Supplemental disclosures of cash flow information:
  Changes in assets and liabilities:
    Accounts receivable                        $9,144   ($  629) ($  987)
    Inventories                                (1,922)     (670)   2,696
    Other current assets                            -      (411)     293
    Other assets                                  308      (323)       1
    Accounts payable and accrued expenses      (4,732)     (365)     133
    Accrued income taxes                          186        (2)      50
                                               ------    ------   ------
                                               $2,984   ($2,400)  $2,186
                                               ======    ======   ======

Cash paid (received) during the year for:
       Interest                                $1,073    $1,617   $1,411
       Income Taxes                                24        32       (6)

                 See notes to consolidated financial statements.

                                 13 OF 28 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES:

  A. Basis of presentation and principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary which was inactive. Certain previously reported amounts have been reclassified to conform to the 1995 presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  B. Cash and cash equivalents:

     Cash equivalents include all highly liquid debt instruments (primarily U.S. Treasury obligations) purchased with original maturities of less than three months. The cash balance at December 31, 1995 includes time deposits amounting to $1,000,000. The Company determined that all of its investments currently held in debt securities are "trading securities" as defined by Statement of Financial Accounting Standards No. 115, "Accounting For Certain Debt and Equity Securities" and as such are reported at fair value.

  C. Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market.

  D. Depreciation and amortization:

     Depreciation was computed principally using the straight-line method over useful lives of 10-32 years for buildings and 3-10 years for machinery and equipment.

  E. Goodwill:

     Goodwill was recorded at cost net of accumulated amortization of $768,000 at December 31, 1994 and was being amortized by the straight-line method over a period of forty years. The goodwill balance was written off during 1995 in conjunction with the sale of the Sportswear Division and reclassification of the Harmal Division.

  F. Pension and profit-sharing plans:

     The Company has defined contribution pension and profit-sharing plans covering eligible employees. Costs for these plans are funded as accrued and there are no prior service costs with respect to these plans.






                                 14 OF 28 PAGES

  G. Earnings per share:

     Primary and fully diluted earnings per share for 1995 and 1993 have been computed using 2,057,576 shares outstanding and for 1994 have been computed using 2,066,928 shares and common stock equivalent shares outstanding.

  H. Revenues:

     Consulting fees and interest income are recognized as earned.

  I. Stockholders' equity:

     The Board of Directors has been authorized to have the Company issue preferred stock, to establish and designate series, to fix the number of shares and the rights and preferences. The shares have not been issued and the terms, rights and preferences have not been established.

  J. Fair value of financial instruments:

     The fair value of the Company's financial instruments (cash, receivables, payables and mortgage note) approximates the carrying value due to the relatively short-term nature of these assets.


NOTE 2 - ACCOUNTS RECEIVABLE:

     Accounts receivable are net of allowances of $204,000 and $778,000 at December 31, 1995 and 1994, respectively.


NOTE 3 - INVENTORIES:

     Inventory balances at December 31, 1994 are summarized by major classification as follows:

     Raw materials                              $ 1,963,000
     Work in process                                650,000
     Finished goods                               8,970,000
                                                -----------

                                                $11,583,000
                                                ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:

     The major components of property, plant and equipment at December 31, 1994, recorded at cost, were:


     Land and buildings                          $4,119,000
     Machinery and equipment                      4,465,000
     Leasehold improvements                         756,000
                                                 ----------

                                                  9,340,000

     Less - Accumulated depre-
      ciation and amortization                    6,598,000
                                                 ----------
                                                 $2,742,000
                                                 ==========







                                 15 OF 28 PAGES

NOTE 5 - NOTES PAYABLE:

     The notes payable to lending institutions at December 31, 1994 carried an average interest rate of 10.47% and arose in connection with the Company's short-term lines of credit with BankAmerica Business Credit, Inc. and two banks.

     The maximum amount borrowed was $11,067,000 in 1995, $23,248,000 in 1994 and $19,581,000 in 1993. Using month-end balances, the average amounts borrowed in 1995, 1994 and 1993 were $4,473,000, $11,943,000 and $12,702,000, respectively, at an average interest rate of approximately 17.20%, 13.44% and 9.68% for the respective years.

     At December 31, 1994, the Company had a line of credit with BankAmerica Business Credit, Inc. Under the credit agreement, the Company could borrow certain amounts based upon eligible accounts receivable and inventory, as defined in the agreement. The agreement was terminated effective December 31, 1995.

     At December 31, 1994, the Company had a secured term loan amounting to $3,000,000 with Republic National Bank of New York and Chemical Bank. The loan was fully repaid during 1995.

     Other current assets and other assets at December 31, 1994 included $634,000 of capitalized expenses associated with the Company's financing activities. During 1994, $254,000 of such capitalized expenses was amortized. During 1995, the remaining capitalized costs were expensed in connection with the disposal of the Company's Sportswear Division.

     The Company had outstanding letters of credit amounting to $30,000 and $4,456,000 at December 31, 1995 and 1994, respectively.


NOTE 6 - LONG-TERM DEBT:

     The Company has an outstanding mortgage note, which is secured by land and buildings in Mississippi (and, since September 1995, by a $1,000,000 certificate of deposit). In July, 1992, the Company's lender renewed its commitment for an 11 year period ending July, 2003 with the interest at 1 1/2% over the bank's prime lending rate through July, 1995. In September, 1995, the rate was reduced to 6.2% per annum, through March, 1996. The Company has classified this as a current liability as it is likely part or all of such note will be repaid in 1996.


NOTE 7 - STOCK OPTIONS:

     On October 11, 1994, the Board of Directors adopted a Non-Qualified Stock Option Plan (the "Plan") covering up to 199,250 shares of the Company's Common Stock. The Plan provides that (1) the option price per share is to be not less than 50% of the fair market value of the stock on the date of the grant and (2) options granted shall be for a term of not more than five years and shall become exercisable in equal installments in each year of the term on a cumulative basis, other than the first year, or to the extent that the Board of Directors shall determine. No option may be granted under the Plan after October 11, 2004.





                                 16 OF 28 PAGES

     At December 31, 1995, the Company reserved 199,250 shares of its Common Stock for the purposes of the Plan. At that date, there were 74,000 options outstanding at an exercise price of $4.25.

     Additional information concerning stock options under the Plan is summarized as follows:

                                                     Non-Qualified
                                                  Stock Option Plan
                                                        Shares
                                                 -------------------
                                                   1995        1994
                                                 --------    -------

Options outstanding at beginning of year         174,000           -
Options granted                                        -     174,000
Options canceled or surrendered                  100,000           -
Options exercised                                      -           -
                                                 -------     -------

Options outstanding at end of year                74,000     174,000
                                                 =======     =======

Options exercisable at end of year                18,500           -
                                                 =======     =======

Options available for future grant               125,250      25,250
                                                 =======     =======


NOTE 8 - INCOME TAXES:

     Provision for income taxes consists of the following components:

                                             December 31,
                                      1995       1994       1993

     Current                        $14,000    $30,000    $44,000
     Deferred                          -          -          -
                                    -------    -------    -------

        Total                       $14,000    $30,000    $44,000
                                    =======    =======    =======


     The provisions for 1995, 1994 and 1993 represent state and local income taxes. There is no provision for federal income taxes as the Company had net losses in 1995, utilized approximately $419,000 of its net operating loss carryforward to offset approximately $142,000 of federal income taxes otherwise payable in 1994 and utilized approximately $320,000 of its net operating loss carryforward to offset approximately $108,000 of federal income taxes otherwise payable in 1993. At December 31, 1995, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $5,225,000 that begin to expire in the year 2007.













                                 17 OF 28 PAGES

     A reconciliation of the statutory income tax rate and the effective tax rates for 1995, 1994 and 1993 follows:

                                           1995       1994       1993
                                           ----       ----       ----

     Statutory rate                        34.0%      34.0%      34.0%
     State and local taxes                    -        7.6       14.2
     Amortization and other
       non-deductible expenses              (.6)      21.0       23.9
     Net operating loss carryforward      (22.3)     (51.0)     (50.6)
     Temporary difference relating
       to classification of Harmal
       net assets as held for sale        (11.3)         -          -
                                           ----       ----       ----

                                          (  .2%)     11.6%      21.5%
                                           =====      =====      =====

     The following summarizes the significant components of deferred tax (liabilities) assets:

                                       December 31,     December 31,
                                           1995             1994

     Depreciation                       ($ 44,000)       ($177,000)
                                         --------         --------
     Gross deferred tax liabilities     (  44,000)       ( 177,000)
                                         --------         --------

     Inventory                             17,000           34,000
     Loss carryforward                  1,776,000          363,000
     Disposal of Harmal Division          755,000                -
                                        ---------         --------
     Gross deferred tax assets          2,548,000          397,000
                                        ---------         --------
     Deferred tax asset valuation
      allowance                         2,504,000          220,000
                                        ---------         --------
     Deferred Taxes                    $        -         $      -
                                        =========         ========

     During 1995, the Internal Revenue Service ("IRS") completed a field audit of the Company's tax returns for the years 1990 through 1992. As a result of the field audit, the IRS has issued a "30 day letter," assessing a claim of approximately $1,400,000, including interest. The Company believes it has meritorious defenses against such assessment and has filed an appeal. The appeal process is currently underway. The ultimate resolution of the matter could differ materially in the near term from the amounts accrued.


NOTE 9 - PROFIT-SHARING AND PENSION PLANS:

     The Company has non-contributory profit-sharing plans which provide for annual contributions, at the discretion of the Board of Directors, of between 2% and 15% of the defined compensation of eligible employees. Profit-sharing expense was $93,000 in 1995, $137,000 in 1994 and $188,000 in 1993.











                                 18 OF 28 PAGES

     The Company also has defined contribution (money purchase) pension plans that cover employees who meet specified eligibility requirements. The contributions required under the plans vary; however, the Company principally contributes 1% of the first $20,000 and 4% above $20,000 (limited to an additional $130,000), of the defined compensation of eligible employees. Pension expense was $91,000 in 1995, $180,000 in 1994 and $239,000 in 1993.


NOTE 10 - ACCRUED EXPENSES:

     Accrued expenses at December 31 consist of:

                                              1 9 9 5       1 9 9 4

         Salaries                                    -    $  487,000
         Pension and profit-sharing
          plans                             $  198,000       322,000
         Accrual related to
          discontinued operations            1,190,000             -
         Other                                 126,000       432,000
                                            ----------    ----------

                                            $1,514,000    $1,241,000
                                            ==========    ==========

NOTE 11 - DISCONTINUED OPERATIONS:

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

     The purchase price paid by Donnkenny was $14,616,000 in cash and the assumption of certain liabilities. The Company retained accounts receivable, notes payable and accrued expenses relating to the Sportswear Division. The purchase price was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000. The cash proceeds, after payment of expenses related to the transaction, were used primarily to repay the Company's notes payable to its banks and to BankAmerica Business Credit, Inc. ("BankAmerica"). $1,000,000 of the cash purchase price was placed in a one year escrow to provide security for the Company's indemnification obligations and its warranty of certain inventory under the Asset Purchase Agreement and other reconciliations and obligations. During October, 1995, this escrow was terminated in connection with a partial settlement of post closing adjustments. As of December 31, 1995, the Company terminated its Loan and Security Agreement with BankAmerica, and during February, 1996, a final settlement was signed with Donnkenny with respect to post closing adjustments.






                                 19 OF 28 PAGES

     During 1995, the Company completed sales of three manufacturing and warehousing facilities located in Mississippi which were previously utilized in connection with the operations of the Company's Sportswear Division. In addition, the Company also sold machinery and equipment formerly located at the sold facilities and at a manufacturing facility still owned by the Company. The proceeds of these sales, net of related expenses, are reflected in the loss on disposal of discontinued operations with respect to the Sportswear Division.

     At the Company's 1995 Annual Meeting, held on July 24, 1995, shareholders approved the future sale of the Harmal Division of the Company. The Company's Board of Directors has authorized management to seek a purchaser for the Harmal Division. As of December 31, 1995, the Harmal Division is being treated as a discontinued operation, and its assets are being carried as assets held for sale.

     Discontinued operations include Management's best estimates of the amounts expected to be realized until and on the sale of its Harmal Division. The amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

     Sales made by the Company's Sportswear Division (until its sale as of June 30, 1995) and Harmal Division in the aggregate in 1995 and 1994 were $35,086,000 and $84,153,000, respectively.




































                                 20 OF 28 PAGES

Item 9.  Disagreements on accounting
          and financial disclosure:

     None.

                                    PART III


Item 10.  Directors and executive
           officers of the registrant:

     Incorporated by reference to information under the caption "Certain Information Regarding Directors and Nominees" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.  Executive compensation:

     Incorporated by reference to information under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Executive Committee's Compensation Report", "Performance Graph" and "Fees Paid to Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12. Security ownership of
          certain beneficial
          owners and management:

     Incorporated by reference to information under the captions "Principal Holders of Common Stock" and "Certain Information Regarding Directors and Nominees" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  Certain relationships and
           related transactions:

     Incorporated by reference to information under the captions "Fees Paid to Directors" and "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.























                                 21 OF 28 PAGES

                                     PART IV

Item 14.  Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

                                                          Filed herewith or
                                                          incorporated by
                                                          reference to:


(a) Documents filed as part of this Form 10-K:

    1. Consolidated financial statements. The consolidated financial statements filed as part of this Form 10-K are listed on the index thereto, on page 8 hereof.

    2. Financial statement schedule. Report of independent accountants on financial statement schedule.

       Schedule for the three years ended December
       31, 1995, 1994 and 1993:

               VIII - Valuation and Qualifying Accounts

       All other schedules are omitted because
       they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

    3. Exhibits filed under Item 601 of Regulation
       S-K. (Numbers assigned to the following
       exhibits correlate to those used in said
       Item.)

       (3) Articles of Incorporation and By-Laws.

           (a) Certificate of Incorporation,      Exhibit 3.1 to the Company's
               as amended.                        Form 10-K's for its years
                                                  ended December 31, 1980 and
                                                  December 31, 1983, and Exhibit
                                                  6 to its Form 10-Q for its
                                                  quarter ended June 30, 1988.

           (b) By-laws, as amended.               Exhibit 3(c) to the Company's
                                                  Form 10-K for its year ended
                                                  December 31, 1986, and Exhibit
                                                  C-1 to its proxy statement
                                                  dated May 13, 1987.






                                 22 OF 28 PAGES

                                                  Filed herewith or incorporated
                                                  by reference to:

     10. Material Contracts.

         (d) Profit-sharing and Pension           Exhibit to Registration
             Plans, as amended.                   Statement, on Form S-1,
                                                  Registration No. 2-40221 of
                                                  Oak Hill Sportswear, Inc.,
                                                  Exhibit 10(f) to the Company's
                                                  Form 10-K for its year ended
                                                  December 31, 1985, and Exhibit
                                                  10(i) to the Company's Form
                                                  10-K for its year ended
                                                  December 31,1989.


         (f) Non-Qualified Stock Option           Exhibit 10 (iii) to the
                   Plan.                          Company's Form 10-Q for its
                                                  quarter ended September 30,
                                                  1994.




         (g) Relating to Note with Deposit
             Guaranty National Bank.

             (1)  Note to Deposit Guaranty        Exhibit 10(g)(1) to the
                  National Bank dated             Company's Form 10-K for year
                  July 15, 1992.                  ended December 31, 1992.

             (2)  Land Deed of Trust to           Exhibit 10(g)(2) to the
                  Deposit Guaranty National       Company's Form 10-K for
                  Bank dated July 15, 1992.       its year ended December
                                                  31, 1992.

         (h) Relating to the Sale of
             the Company's sportswear
             division.

             (1)  Asset Purchase Agreement        Annex A to the Company's
                  between Oak Hill Sportswear     Proxy Statement dated
                  Corporation and Donnkenny       June 28, 1995.
                  Apparel, Inc. dated as
                  of May 23, 1995.

             (2)  Amendment No. 1 to Asset        Annex A to the Company's
                  Purchase Agreement              Proxy Statement dated
                  between Oak Hill                June 28, 1995.
                  Sportswear Corporation
                  and Donnkenny Apparel, Inc.
                  dated as of June 26, 1995.







                                 23 OF 28 PAGES

                                                  Filed herewith or incorporated
                                                  by reference to:


    (24) (i) Consent of Price                     Exhibit 24(i) filed
             Waterhouse.                          herewith.

(b) No report on Form 8-K was filed by the Company during the fourth quarter of its fiscal year ending December 31, 1995.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.















































                                 24 OF 28 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE






To the Board of Directors
and Stockholders of

Oak Hill Sportswear Corporation





             Our audits of the consolidated financial statements referred to in our report dated March 21, 1996 appearing on page 9 of the 1995 Annual Report on this Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

New York, New York
March 21, 1996



























                                 25 OF 28 PAGES

                                                                   SCHEDULE VIII

                         OAK HILL SPORTSWEAR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)


                                           Additions
                                       ------------------
                             Balance   Charged   Charged         Balance
                             at be-    to costs  to other        at end
                             ginning    and      accounts Deduc-   of
                             of year   expenses    (a)    tions   year
Description

Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1995            $778      $242    $  999   $1,815   $204
                              ====      ====    ======   ======   ====

Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1994            $423      $455    $1,454   $1,554   $778
                              ====      ====    ======   ======   ====


Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1993            $288      $291    $1,127   $1,283   $423
                              ====      ====    ======   ======   ====



(a)  Offset against sales.


























                                 26 OF 28 PAGES

                               S I G N A T U R E S


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  OAK HILL SPORTSWEAR CORPORATION


By: /s/ Arthur L. Asch
    ---------------------------------------------------------------------------
    Arthur L. Asch, Chairman of the Board (Principal executive officer)

By: /s/ Michael A. Asch
    ---------------------------------------------------------------------------
    Michael A. Asch, Vice President (Principal financial officer)

Date: March 27, 1996



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur L. Asch                   /s/ Steven Kotler
--------------------------------     ------------------------------------------
Arthur L. Asch, Director             Steven Kotler, Director

Date:  March 27, 1996                Date:  March 27, 1996


/s/ Wilmer J. Thomas Jr.             /s/ Joseph Greenberger
--------------------------------     ------------------------------------------
Wilmer J. Thomas Jr., Director       Joseph Greenberger, Director

Date:  March 27, 1996                Date:  March 27, 1996


























                                 27 OF 28 PAGES