Form 10-Q
period 1996-03-31
OAKHILL SPORTSWEAR CORP /NY/
filed 1996-05-15
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996             Commission File Number  0-5613
                  --------------                                    -------



                      OAK HILL SPORTSWEAR CORPORATION
- --------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
- --------------------------------------------------------------------------------
          (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)



               1411 BROADWAY, NEW YORK, NEW YORK         10018
- --------------------------------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)


                               (212) 789-8900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




- --------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES   X    NO
                                                       -----     -----

As of April 10, 1996, the registrant had 2,057,576 shares of common stock outstanding.

                      OAK HILL SPORTSWEAR CORPORATION


                                      INDEX


PART I - Financial Information                                        PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    March 31, 1996 and December 31, 1995                                 3

  Consolidated statements of operations -
    three months ended March 31, 1996 and 1995                           4

  Consolidated statements of cash flows -
    three months ended March 31, 1996 and 1995                           5

  Notes to consolidated financial statements                             6

Management's discussion and analysis of
  financial condition and results of operations                          7


PART II - Other Information


Item 5.   Other Information                                              8

Signatures                                                               9


The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. It is recommended that this Report be read in conjunction with the Company's Annual Report on Form 10-K for its year ended December 31, 1995.

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           1996         1995

             Assets

Current assets:
  Cash and cash equivalents                              $  5,499    $  5,823
  Accounts receivable - net                                    90         479
  Assets held for sale                                      3,055       2,654
  Other current assets                                        181         159
                                                         --------    --------

        Total current assets                                8,825       9,115
                                                         --------    --------

                                                         $  8,825    $  9,115
                                                         ========    ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                      $  1,000    $  1,000
  Accounts payable                                             23          33
  Accrued expenses                                          1,285       1,514
  Accrued income taxes                                        522         522
                                                         --------    --------

        Total current liabilities                           2,830       3,069
                                                         --------    --------


Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued                 97          97
  Capital in excess of par value                           27,363      27,363
  Accumulated deficit                                      (4,457)     (4,406)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                    (17,008)    (17,008)
                                                         --------    --------

        Total stockholders' equity                          5,995       6,046
                                                         --------    --------

                                                         $  8,825    $  9,115
                                                         ========    ========

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                             1996         1995

Revenues                                                   $    85      $  --

General and administrative expenses                            136           43
                                                           -------      -------

Loss from continuing operations
  before provision for taxes                                   (51)         (43)

Provision for taxes                                           --           --
                                                           -------      -------

Loss from continuing operations                                (51)         (43)
                                                           -------      -------

  Discontinued operations:
    Loss, net                                                 --         (1,005)

    Loss on disposal, net                                     --           --
                                                           -------      -------
                                                              --         (1,005)
                                                           -------      -------

Net loss                                                   ($   51)     ($1,048)
                                                           =======      =======

Per share data:
  Loss from continuing operations                            ($.02)       ($.02)

    Discontinued operations:
      Loss, net                                               --           (.49)
      Loss on disposal, net                                   --           --
                                                           -------      -------
                                                              --           (.49)
                                                           -------      -------

  Net loss, primary and fully diluted                        ($.02)       ($.51)
                                                             =====        =====



Weighted average number of shares outstanding:
  Primary and fully diluted                                  2,058        2,058

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1996         1995
Cash flows used in operating activities:
  Net loss                                                  ($   51)    ($1,048)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Loss on disposal of discontinued operations                   0           0
    Depreciation and amortization                                 0         126
                                                            -------     -------
                                                                (51)       (922)

  Changes in assets and liabilities                             128      (1,063)
                                                            -------     -------
     Net cash used in operating activities                       77      (1,985)
                                                            -------     -------

Cash flows from investing activities:
  Capital expenditures                                            0         (23)
  Increase in assets held for sale                             (401)          0
                                                            -------     -------
    Net cash used in investing activities                      (401)        (23)
                                                            -------     -------

Cash flows from financing activities:
  Net short-term borrowings                                       0       1,945
  Principal payment of long-term debt                             0         (35)
                                                            -------     -------
    Net cash provided by financing activities                     0       1,910
                                                            -------     -------

Net decrease in cash                                           (324)        (98)

Cash at beginning of year                                     5,823         332
                                                            -------     -------

Cash at end of period                                       $ 5,499     $   234
                                                            =======     =======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                     $   389     ($1,923)
    Inventories                                                   0         773
    Other current assets                                        (22)        109
    Other assets                                                  0          50
    Accounts payable and accrued expenses                      (239)        (66)
    Accrued income taxes                                          0          (6)
                                                            -------     -------
                                                            $   128     ($1,063)
                                                            =======     =======


  Cash paid - net during the period for:
    Interest                                                $    31     $   300
    Income taxes                                                  5           6

                         OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The subsidiary had not commenced operations as of March 31, 1996.


Note 2 - Discontinued Operations

     The sales for divisions representing discontinued operations for the three months ended March 31, 1996 and 1995 were $1,164,000 and $16,835,000, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Liquidity and capital resources:

        Working capital at March 31, 1996 amounted to $5,995,000 compared to $6,046,000 at December 31, 1995, a decrease of $51,000 due to the net loss for the period.

    Management believes that the Company's cash and cash equivalents at March 31, 1996 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses and to cover the potential continuing losses, if any were not previously provided for, from discontinued operations.

Results of operations:

    Revenues in the first quarter of 1996 consisted of consulting and interest income. The consulting income arises from the Company's agreement with a purchaser of its Sportswear Division and the interest income arises from the investment of the Company's excess cash and cash equivalents, neither of which occurred during the first quarter of 1995.

    General and administrative expenses rose in the first quarter of 1996 compared to the first quarter of 1995 primarily as a result of the costs which were no longer allocated to its discontinued operations.

                           PART II. OTHER INFORMATION

Item 5.  Other Information
         -----------------

    On April 22, 1996, the size of the Board of Directors expanded to five members and Michael A. Asch was elected a director. Thereafter, on April 22, 1996, Steven Kotler and Wilmer J. Thomas, Jr., resigned as directors. Later, on April 22, 1996, Kenneth S. Roth and Aaron W. Weingarten were elected directors to fill the vacancies created by the resignations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OAK HILL SPORTSWEAR CORPORATION
                                                (Registrant)



Date: May 14, 1996                By: /s/ Arthur  L. Asch
                                      -------------------------------------
                                      Arthur L. Asch, Chairman of the Board



Date: May 14, 1996                By: /s/ Michael A. Asch
                                      -------------------------------------
                                      Michael A. Asch, Vice President