Form 10-Q
period 1996-06-30
OAKHILL SPORTSWEAR CORP /NY/
filed 1996-08-12
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1996          Commission File Number  0-5613
                  -----------------                               -------



                      OAK HILL SPORTSWEAR CORPORATION
- --------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                      NEW YORK                     13-2625545
- --------------------------------------------------------------------------------
          (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)

               1411 BROADWAY, NEW YORK, NEW YORK         10018
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES __X__   NO ____

As of August 9, 1996, the registrant had 2,057,576 shares of common stock outstanding.

                      OAK HILL SPORTSWEAR CORPORATION

                                      INDEX

PART I - Financial Information                                           PAGE

Unaudited financial statements:

  Consolidated balance sheets -
    June 30, 1996 and December 31, 1995                                  3

  Consolidated statements of operations -
    three months ended June 30, 1996 and 1995                            4

  Consolidated statements of operations -
    six months ended June 30, 1996 and 1995                              5

  Consolidated statements of cash flows -
    six months ended June 30, 1996 and 1995                              6

  Notes to consolidated financial statements                             7

Management's discussion and analysis of
  financial condition and results of operations                          8

PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders            9


Signatures                                                              10

The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial position of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. It is recommended that this Report be read in conjunction with the Company's Annual Report on Form 10-K for its year ended December 31, 1995.

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)

                                   (Unaudited)

                                                 June 30,      December 31,
                                                   1996            1995
          Assets

Current assets:
  Cash and cash equivalents                      $  5,688        $  5,823
  Accounts receivable - net                           188             479
  Assets held for sale                              2,636           2,654
  Other current assets                                122             159
                                                 --------        --------
        Total current assets                        8,634           9,115
                                                 --------        --------
                                                 $  8,634        $  9,115
                                                 ========        ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt              $  1,000        $  1,000
  Accounts payable                                    129              33
  Accrued expenses                                  1,229           1,514
  Accrued income taxes                                522             522
                                                 --------        --------

        Total current liabilities                   2,880           3,069
                                                 --------        --------
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued         97              97
  Capital in excess of par value                   27,363          27,363
  Retained earnings (accumulated deficit)          (4,698)         (4,406)
  Common stock held in treasury, at cost
    (2,812,252 shares)                            (17,008)        (17,008)
                                                 --------        --------

        Total stockholders' equity                  5,754           6,046
                                                 --------        --------

                                                 $  8,634        $  9,115
                                                 ========        ========

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                                  Three months ended
                                                         June 30,
                                                   1996           1995

Revenues                                         $    82        $  --
General and administrative expenses                  137             54
                                                 -------        -------
Loss from continuing operations
  before provision for taxes                         (55)           (54)
Provision for taxes                                    4           --
                                                 -------        -------
Loss from continuing operations                      (59)           (54)
                                                 -------        -------
  Discontinued operations:
    Loss, net                                       (182)        (1,726)
    Loss on disposal, net                           --             (496)
                                                 -------        -------
                                                    (182)        (2,222)
                                                 -------        -------
Net loss                                         ($  241)       ( $2,276)
                                                 =======        =======
Per share data:
  Loss from continuing operations                ($  .03)       ($  .03)

    Discontinued operations:
      Loss, net                                     (.09)          (.84)
      Loss on disposal, net                         --             (.24)
                                                 -------        -------
                                                    (.09)         (1.08)
                                                 -------        -------
  Net loss, primary and fully diluted            ($  .12)       ($ 1.11)
                                                 =======        =======



Weighted average number of shares outstanding:
  Primary and fully diluted                        2,058          2,058

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)

                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                          1996            1995

Revenues                                                $   167        $   --
General and administrative expenses                         273            97
                                                        -------        -------
Loss from continuing operations
  before provision for taxes                            (  106)           (97)
Provision for taxes                                          4             --
                                                        -------        -------
Loss from continuing operations:                         ( 110)           (97)
                                                        -------        -------
  Discontinued operations:
    Loss, net                                            ( 182)        (2,731)
    Loss on disposal, net                                  --            (496)
                                                        -------        -------
                                                         ( 182)        (3,227)
                                                        -------        -------
Net loss                                                 ($292)       ($3,324)
                                                        =======        =======
Per share data:
  Loss from continuing operations                        ($.05)       ($  .05)
    Discontinued operations:
      Loss, net                                           (.09)         (1.33)
      Loss on disposal, net                                --            (.24)
                                                        -------        -------
                                                          (.09)         (1.57)
                                                        -------        -------
  Net loss, primary and fully diluted                   ($ .14)       ($ 1.62)
                                                        =======        =======


Weighted average number of shares outstanding:
  Primary and fully diluted                              2,058          2,058

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                      1996              1995
Cash flows used in operating activities:
    Net loss                                         ($   292)       ($ 3,324)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
    Loss on disposal of discontinued operations             0             496
    Depreciation and amortization                           0             224
                                                       ------        --------
                                                       (  292)         (2,604)
  Changes in assets and liabilities                       139             875
                                                     --------        --------
    Net cash used in operating activities              (  153)         (1,729)
                                                     --------        --------
Cash flows from investing activities:
  Net proceeds on disposal of disc. operations              0           1,035
  Decrease in assets held for sale                         18               0
                                                     --------        --------
    Net cash provided by investing activities              18           1,035
                                                     --------        --------
Cash flows from financing activities:
    Net short-term borrowings                               0           1,126
    Principal payment of long-term debt                     0            (570)
                                                     --------        --------
      Net cash provided by financing activities             0             556
                                                     --------        --------
Net decrease in cash                                     (135)           (138)
Cash at beginning of year                               5,823             332
                                                     --------        --------
Cash at end of period                                $  5,688        $    194
                                                     ========        ========
Supplemental disclosures of cash flow information:
  Changes in assets and liabilities:
    Accounts receivable                              $    291        $    868
    Inventories                                             0          (2,481)
    Other current assets                                   37              97
    Other assets                                            0             295
    Accounts payable and accrued expenses                (189)          2,113
    Accrued income taxes                                    0             (17)
                                                     --------        --------
                                                     $    139        $    875
                                                     ========        ========
  Cash paid - net during the period for:
    Interest                                         $     11        $    717
    Income taxes                                            0              17
  Non-cash investing activities:
    Proceeds from sale of discontinued operations
     which were included in receivable for
     assets sold-net at June 30, 1995                $      0        $ 14,062

                         OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary which was inactive.

Note 2 - Discontinued Operations

     The sales for divisions representing discontinued operations for the three months ended June 30, 1996 and 1995 were $954,000 and $15,596,000, respectively. For the six months ended June 30, 1996 and 1995, such sales were $2,118,000 and $32,431,000, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources:

        Working capital at June 30, 1996 amounted to $5,754,000 compared to $6,046,000 at December 31, 1995, a decrease of $292,000 due to the net loss for the period.

        Management believes that the Company's cash and cash equivalents at June 30, 1996 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses and to cover the potential continuing losses, if any were not previously provided for, from discontinued operations.

Results of operations:

    Revenues in the second quarter and first half of 1996 consisted of consulting and interest income. The consulting income arises from the Company's agreement with a purchaser of its Sportswear Division and the interest income arises from the investment of the Company's excess cash and cash equivalents, neither of which occurred during the second quarter or first half of 1995.

    General and administrative expenses rose in the second quarter and first half of 1996 compared to the second quarter and first half of 1995 primarily as a result of the costs which were no longer allocated to its discontinued operations.

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

    (a) The Annual Meeting of the shareholders of the Company was held on June 26, 1996.

    (b) At said Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                         For         Withheld
                                       ---------    ----------
                Arthur L. Asch         1,854,648     20,024
                Michael A. Asch        1,854,653     20,019
                Joseph Greenberger     1,854,661     20,011
                Kenneth S. Roth        1,854,661     20,011
                Aaron W. Weingarten    1,854,661     20,011

    (c)   At said Annual Meeting, an amendment to the Company's
          Non-Qualified Stock Option Plan was approved by a vote of 1,741,316 shares for and 35,649 shares against, with 7,816 abstaining and broker non-votes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK HILL SPORTSWEAR CORPORATION
                                                  (Registrant)

Date: August 12, 1996           By: /s/ Arthur L. Asch
                                    --------------------------------------
                                    Arthur L. Asch, Chairman of the Board

Date: August 12, 1996           By: /s/ Michael A. Asch
                                    --------------------------------------
                                    Michael A. Asch, Vice President