Form 10-K
period 1996-12-31
OAKHILL SPORTSWEAR CORP /NY/
filed 1997-03-28
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ----------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------

For the fiscal year ended                           Commission File Number
   December 31, 1996                                        0-5613
-------------------------                           ----------------------
                         OAK HILL SPORTSWEAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                    13-2625545
-------------------------------            -------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                        Number)

    1411 Broadway, New York, New York                   10018
-----------------------------------------            -----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 789-8900
                                                   --------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.02
--------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 10, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant (assuming that all the stock referred to under Item 12 hereof are held by affiliates) was approximately $1,925,000.

As of March 10, 1997, the registrant had 2,057,576 shares of $.02 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                           Part of Form 10-K
                   --------                           -----------------
Portions of definitive proxy statement for            As referred to in
the 1997 Annual Meeting of Shareholders               Part III - Items
to be filed pursuant to Regulation 14A                10, 11, 12 and 13.
under the Securities Exchange Act
of 1934.

Exhibit index of pages 21 - 23

                                  1 OF 27 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1996

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

         As of June 30, 1995, the Company sold the business and certain assets of its Sportswear Division, which designed, imported, manufactured and marketed moderately priced women's apparel. Its products were marketed under various labels including Victoria Jones, Victoria Sport and Casey & Max, generally for retail by department, specialty and chain stores, wholesale membership clubs and mail order and catalogue companies at "popular" or moderate prices.

         During 1995, the Company also sold certain of the facilities and machinery in Mississippi which were previously utilized in connection with the Sportswear Division. During a portion of 1995 and 1996, the Company's remaining facilities in Mississippi were leased to a purchaser of the Company's Sportswear Division. As of December 31, 1996, these properties were carried as assets held for sale as the Company is currently seeking to sell the properties.

         At the Company's 1995 Annual Meeting, held on July 24, 1995, shareholders approved the potential future sale of the business and assets of the Company's Harmal Industries women's accessories division. The Company's Board of Directors has authorized management to seek a purchaser for the Harmal Division. Since December 31, 1995, the Harmal Division has been treated as a discontinued operation, and its assets are being carried as assets held for sale.

         The women's accessories business is subject to periodic fashion changes. In recent years, the retail market for women's belts has been weak, negatively impacting this division's sales. The reduced sales level during 1996 was insufficient to cover the Harmal Division's operating expenses, resulting in operating losses.

         These operating losses prevented the Company from completing a transaction to sell the Harmal Division. As a result, management developed a plan to phase out this business, selling the division's assets on an orderly basis to recover a portion of its investment in the division's operating assets. The phase out of the Harmal Division's operations and sale of its assets is expected to be virtually complete by June 30, 1997.


                                  2 OF 27 PAGES

         The Company's management is actively pursuing the redeployment of the Company's assets as a result of the progress made towards the phase out of Harmal's operations and the sale of its assets and the final resolution of its ongoing tax audit (see Note 5 to the financial statements herein).

         As of December 31, 1996, the Company had 4 employees.

Item 2.  Properties:

         The Company's executive offices are located at 1411 Broadway, New York, New York 10018. It occupies these premises pursuant to a service agreement with a purchaser of the Company's former Sportswear Division. All fees relating to such service agreement were paid during 1995.

         The Company owns approximately 164,000 square feet of manufacturing and warehousing facilities in Mississippi. At December 31, 1995 and 1996 these properties were carried as assets held for sale and the Company is currently seeking to sell the properties.


Item 3.  Legal proceedings:

         There are no material pending legal proceedings involving the Company.


Item 4. Submission of matter to a vote of security holders:

         No matter was submitted during the fourth quarter of 1996 to a vote of the Company's shareholders.




                                  3 OF 27 PAGES

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


                                                 Prices
                                            High       Low
                  1995:
                     1st quarter           4 1/8     2 7/8
                     2nd quarter           2 7/8     1 1/2
                     3rd quarter           2 3/4     1 15/16
                     4th quarter           2 3/4     1 11/16


                  1996:
                     1st quarter           2 5/8     2
                     2nd quarter           2 3/8     1 7/8
                     3rd quarter           2 1/4     1 7/8
                     4th quarter           2         1 1/8

                  1997:
                     1st quarter
                     (to March 10, 1997)   1 5/8     1 1/4

         As of March 10, 1997, there were approximately 461 holders of record of the Company's common stock.

         The Company has not paid any cash dividends and it does not expect to in the foreseeable future.











                                  4 OF 27 PAGES

Item 6.  Selected financial data:

                              For the years ended December 31,

                               1996      1995      1994      1993      1992

                               (In thousands except per share amounts)

Net (loss) income from
 continuing operations      ($  218)  ($   70)    ($206)    ($266)   $  338

(Loss) income from
 discontinued
 operations                    (792)   (4,908)      435       427    (1,685)

Loss on disposal of
 discontinued
 operations                    (300)   (1,861)        -         -         -

Net (loss) income           ($1,310)  ($6,839)     $229      $161   ($1,347)
                             ======    ======      ====      ====    ======


Per share data:

  Net (loss) income from
   continuing operations      ($.11)    ($.03)    ($.10)    ($.13)     $.16

  (Loss) income from
   discontinued
   operations                  (.38)    (2.39)      .21       .21      (.81)

  Loss on disposal of
   discontinued
   operations                  (.15)     (.90)        -         -         -

  Net (loss) income           ($.64)   ($3.32)     $.11      $.08     ($.65)
                               ====     =====      ====      ====      ====


Weighted average shares and common stock equivalent shares outstanding:
  Primary and fully diluted   2,058     2,058     2,067     2,058     2,058

Balance sheet:
  Total assets               $6,880    $9,115   $27,364   $25,498   $27,841
  Long-term debt             $    0    $    0   $ 1,581   $ 1,715   $ 1,896



See notes to consolidated financial statements.


                                  5 OF 27 PAGES

Item 7. Management's discussion and analysis of financial condition and results of operations:

Liquidity and capital resources:

     Working capital at December 31, 1996 was $4,736,000 as compared to $6,046,000 at December 31, 1995. The decrease of $1,310,000 was due to the net loss for the year.

     Net accounts receivable were $41,000 at December 31, 1996 as compared to $479,000 at December 31, 1995, a decrease of $438,000. The decrease was due to the collection of most of the Company's accounts receivable.

     Management believes that the Company's cash and cash equivalents at December 31, 1996 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses and to cover the potential continuing losses, if any were not previously provided for, from discontinued operations.

     The Company's management is actively pursuing the redeployment of the Company's assets as a result of the progress made toward the phase out of Harmal's operations and the sale of its assets and the final resolution of its ongoing tax audit (see Note 5 to the financial statements herein).


Results of operations:

1996 compared to 1995 -

     Revenues in both 1996 and 1995 consisted of consulting and interest income. Consulting income, which arises from the Company's agreement with a purchaser of its former Sportswear Division, rose in 1996 as compared to 1995 due to the agreement being in effect for twelve months in 1996 versus six months in 1995. Interest income rose in 1996 versus 1995 because the Company generates interest income on its net cash balances only, and during 1996 had a net cash balance for twelve months as compared to 1995 when the Company did not generate a net cash balance until July.

     General and administrative expenses rose in 1996 compared to 1995 primarily as a result of expenses which were no longer allocated to its discontinued operations. During 1995, many of such expenses were allocated to the Company's discontinued operations until the sale of the Sportswear Division as of June 30, 1995.

     Provision for taxes for 1996 relative to 1995 decreased as a result of the Company's lower asset base. The Company was taxed in both periods based on a franchise basis, rather than an income basis, in both state and local jurisdictions. There is no provision for federal income taxes as the Company incurred net operating losses in 1996 and 1995.

     The decrease in losses from discontinued operations in 1996 compared to 1995 was primarily due to two factors. During 1996, the Company operated only its Harmal Division, which continued to experience operating losses and which caused a loss on the disposal of certain of this division's assets. During 1995, the Company operated its Sportswear Division for only the first half of the year, its seasonally weak period, and the Harmal Division had significantly lower revenues than were necessary to achieve profitability. Additionally, in 1995, the Company suffered one-time losses relating to the disposal and discontinuance of the Sportswear and Harmal Divisions.

                                  6 OF 27 PAGES

1995 compared to 1994 -

     Revenues in 1995 consisted of consulting and interest income. The consulting income arose from the Company's agreement with a purchaser of its Sportswear Division and the interest income arose from the investment, in the latter half of 1995, of the Company's excess cash and cash equivalents, neither of which occurred during 1994.

     General and administrative expenses rose in 1995 compared to 1994 primarily as a result of the costs which were no longer allocated to its discontinued operations.

     Provision for taxes for 1995 relative to 1994 decreased as a result of the Company's lower asset base. The Company was taxed in both periods based on a franchise basis, rather than an income basis, in both state and local jurisdictions. There was no provision for federal income taxes as the Company incurred net operating losses in 1995 and utilized approximately $419,000 of its net operating loss carryforward in 1994 to offset approximately $142,000 of income taxes payable.

     The losses from discontinued operations in 1995 compared to income in 1994 was primarily due to two factors: the Company operated its Sportswear Division for only the first half of 1995, its seasonally weak period; and the Harmal Division had significantly lower revenues in 1995 than in 1994. Additionally, in 1995 the Company suffered one-time losses relating to the disposal and discontinuance of the Sportswear and Harmal Divisions.





                                  7 OF 27 PAGES

Item 8.  Financial statements and additional financial data



                         OAK HILL SPORTSWEAR CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          FILED WITH THE ANNUAL REPORT
                           OF THE COMPANY ON FORM 10-K


                                                                  Page

Report of independent accountants                                    9

Consolidated balance sheets at December 31, 1996 and 1995           10

Consolidated statements of operations for the years ended
 December 31, 1996, 1995 and 1994                                   11

Consolidated statements of stockholders' equity for the years
 ended December 31, 1996, 1995 and 1994                             12

Consolidated statements of cash flows for the years ended
 December 31, 1996, 1995 and 1994                                   13

Notes to consolidated financial statements                       14-19


















                                  8 OF 27 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors
and Stockholders of

Oak Hill Sportswear Corporation


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oak Hill Sportswear Corporation and its subsidiary at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

New York, New York
March 20, 1997







                                  9 OF 27 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                           December 31,
                                                          1996      1995
             Assets

Current assets:
  Cash and cash equivalents                             $ 5,314   $ 5,823
  Accounts receivable - net                                  41       479
  Assets held for sale                                    1,428     2,654
  Other current assets                                       97       159
                                                        -------   -------

               Total current assets                     $ 6,880   $ 9,115
                                                        =======   =======



             Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                     $   500   $ 1,000
  Accounts payable                                           71        33
  Accrued expenses                                        1,072     1,514
  Accrued income taxes                                      501       522
                                                        -------   -------

               Total current liabilities                  2,144     3,069
                                                        -------   -------


Stockholders' equity - see accompanying statement:
  Preferred stock, $1.00 par value, authorized
   1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
   12,000,000 shares; 4,869,828 shares issued                97        97
  Capital in excess of par value                         27,363    27,363
  Retained earnings (accumulated deficit)                (5,716)   (4,406)
  Common stock held in treasury, at cost
   (2,812,252 shares)                                   (17,008)  (17,008)
                                                        -------   -------

               Total stockholders' equity                 4,736     6,046
                                                        -------   -------

                                                        $ 6,880   $ 9,115
                                                        =======   =======

       See notes to consolidated financial statements.







                                 10 OF 27 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Dollars in thousands except
                               per share amounts)


                                            Years ended December 31,

                                         1 9 9 6     1 9 9 5    1 9 9 4

Revenues                                 $   322     $   159    $     0

General and administrative
 expenses                                    531         215        176
                                         -------     -------    -------

Loss from continuing operations
  before provision for
  taxes                                     (209)        (56)      (176)

Provision for taxes                            9          14         30
                                         -------     -------    -------

Loss from continuing
  operations                             (   218)        (70)      (206)
                                         -------     -------     ------

Discontinued operations:
  (Loss) income, net                     (   792)   (  4,908)       435
  Loss on disposal, net                  (   300)   (  1,861)         -
                                         -------     -------     ------

                                         ( 1,092)   (  6,769)       435
                                         -------     -------     ------

  Net (loss) income                      ($1,310)   ($ 6,839)    $  229
                                         =======     =======     ======

Per share data:
    Loss from continuing
    operations                             ($.11)      ($.03)     ($.10)
                                         -------     -------     ------

  Discontinued operations:
    (Loss) income, net                      (.38)      (2.39)       .21
    Loss on disposal, net                   (.15)       (.90)         -
                                         -------        ----       ----

                                            (.53)      (3.29)       .21
                                         -------        ----       ----

    Net (loss) income, primary
      and fully diluted                  ($  .64)     ($3.32)      $.11
                                         =======       =====       ====




                 See notes to consolidated financial statements.







                                 11 OF 27 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                Retained    Total
                           Common stock            Capital in   earnings    stock-
                    Shares     Par        In       excess of    (accum.     holders'
                    Issued    Value    treasury    par value    deficit)    equity

Balance, December
 31, 1993           4,870     $97      ($17,008)    $27,363      $2,204    $12,656

Net income for
 the year ended
 December 31, 1994                                                  229        229
                    -----     ---      --------     -------      ------    -------

Balance, December
 31, 1994           4,870      97      ( 17,008)     27,363       2,433     12,885

Net loss for
 the year ended
 December 31, 1995                                              ( 6,839)   ( 6,839)
                    -----     ---      --------     -------      ------    -------

Balance, December
 31, 1995           4,870      97      ( 17,008)     27,363     ( 4,406)     6,046

Net loss for
 the year ended
 December 31, 1996                                              ( 1,310)   ( 1,310)
                    -----     ---      --------     -------      ------    -------

Balance, December
 31, 1996           4,870     $97      ($17,008)    $27,363     ($5,716)   $ 4,736
                    =====     ===      ========     =======      ======    =======


   See notes to consolidated financial statements.




                                 12 OF 27 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Years ended December 31,
                                                                  1996       1995      1994
Cash flows from operating activities:
  Net (loss) income                                            ($ 1,310)   ($6,839)    $  229
  Adjustments to reconcile net (loss)
    income to net cash provided
    by operating activities:
    Loss on disposal of disc. operations                            300      1,861          -
    Depreciation and amortization                                     -        251        524
                                                                -------     ------    -------
                                                                 (1,010)    (4,727)       753
  Changes in assets and liabilities                                  75      2,984     (2,400)
                                                                -------     ------    -------
    Net cash (used in)
     operating activities                                        (  935)    (1,743)    (1,647)
                                                                -------     ------    -------
Cash flows from investing activities
    Capital expenditures                                              -          -       (194)
    Net proceeds on disposal of
     discontinued operations                                        926     15,168          -
                                                                -------     ------    -------
    Net cash provided by (used in)
     investing activities                                           926     15,168       (194)
                                                                -------     ------    -------
Cash flows from financing activities:
  Net increase (reduction) in
  short term borrowings                                               -     (7,199)     2,168
  Principal payment of long-term debt                              (500)      (735)      (164)
                                                                -------     ------    -------
Net cash (used in) provided by
  financing activities                                             (500)    (7,934)     2,004
                                                                -------     ------    -------
Net increase (decrease) in cash                                    (509)     5,491        163
Cash at beginning of year                                         5,823        332        169
                                                                -------     ------    -------
Cash at end of year                                             $ 5,314     $5,823    $   332
                                                                =======     ======    =======

Supplemental disclosures of cash flow information:
 Changes in assets and liabilities:
    Accounts receivable                                         $   438     $9,144    ($  629)
    Inventories                                                       -     (1,922)      (670)
    Other current assets                                             62          -       (411)
    Other assets                                                      -        308       (323)
    Accounts payable and accrued expenses                          (404)    (4,732)      (365)
    Accrued income taxes                                            (21)       186         (2)
                                                                -------     ------    -------
                                                                $    75     $2,984    ($2,400)
                                                                =======     ======    =======
Cash paid during the year for:
       Interest                                                 $    67     $1,073     $1,617
       Income Taxes                                                  30         24         32

                 See notes to consolidated financial statements.

                             13 OF 27 PAGES

                         OAK HILL SPORTSWEAR CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES:

  A. Basis of presentation and principles of consolidation:

     The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary which was inactive. Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

  B. Cash and cash equivalents:

     Cash equivalents include all highly liquid debt instruments (primarily U.S. Treasury obligations) purchased with original maturities of less than three months.

  C. Pension and profit-sharing plans:

     The Company has defined contribution pension and profit-sharing plans covering eligible employees. Costs for these plans are funded as accrued and there are no prior service costs with respect to these plans.

  D. Net income (loss) per share:

        Primary and fully diluted net income (loss) per share for 1996 and 1995 have been computed using 2,057,576 shares outstanding and for 1994 have been computed using 2,066,928 shares and common stock equivalent shares outstanding.

  E. Revenues:

     Consulting fees and interest income are recognized as earned. Interest income for 1996, 1995 and 1994 was $247,000, $121,000 and $0, respectively.

  F. Stockholders' equity:

     The Board of Directors has been authorized to have the Company issue preferred stock, to establish and designate series, to fix the number of shares and to determine the rights and preferences. The shares have not been issued and the terms, rights and preferences have not been established.

  G. Fair value of financial instruments:

     The fair value of the Company's financial instruments (cash, receivables, payables and mortgage note) approximates the carrying value due to the relatively short-term nature of these assets.





                                 14 OF 27 PAGES

  H. Use of estimates:

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


NOTE 2 - ACCOUNTS RECEIVABLE:

     Accounts receivable are net of allowances of $0 and $204,000 at December 31, 1996 and 1995, respectively.


NOTE 3 - LONG-TERM DEBT:

     The Company has an outstanding mortgage note, which is secured by land and buildings in Mississippi (and, from September 1995 through December 1996, by a $1,000,000 certificate of deposit and, since December 1996, by a $500,000 certificate of deposit) which carries an interest rate of 5.01%. The principal balance of the mortgage was $1,000,000 at December 31, 1995. During 1996, $500,000 of the principal balance of the mortgage was paid. The Company has classified this as a current liability as it is likely part or all of such note will be repaid in 1997.


NOTE 4 - STOCK OPTIONS:

     On October 11, 1994, the Board of Directors adopted a Non-Qualified Stock Option Plan (the "Plan") covering up to 199,250 shares of the Company's Common Stock. The Plan provides that (1) the option price per share is to be not less than 50% of the fair market value of the stock on the date of the grant and (2) options granted shall be for a term of not more than five years and shall become exercisable in equal installments in each year of the term on a cumulative basis, other than the first year, or to the extent that the Board of Directors shall determine. No option may be granted under the Plan after October 11, 2004. On April 22, 1996, the Board of Directors approved an amendment to the Plan, which was also approved by a majority of shareholders at the Company's Annual Meeting held on June 26, 1996. The amendment provides that the Plan is permitted to grant options to non-employee directors and provides that each director who is not an employee of the Company shall receive options to purchase 15,000 shares upon joining the Board.

     At December 31, 1996, the Company reserved 199,250 shares of its Common Stock for the purposes of the Plan. At that date, there were 184,000 options outstanding at exercise prices of $2.00-$4.25.




                                 15 OF 27 PAGES

    Additional information concerning stock options under the Plan is summarized as follows:


                                                   1996        1995

Options outstanding at beginning of year          74,000     174,000
Options granted                                  110,000           -
Options canceled or surrendered                        -     100,000
Options exercised                                      -           -
                                                 -------     -------

Options outstanding at end of year               184,000      74,000
                                                 =======     =======

Options exercisable at end of year                37,000      18,500
                                                 =======     =======

Options available for future grant                15,250     125,250
                                                 =======     =======


    As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the effect on the Company's net loss for the years ended December 31, 1996 and 1995 would not have been material.


NOTE 5 - TAXES:

     Provision for taxes consists of the following components:

                                             December 31,

                                      1996       1995       1994

     Current                         $9,000    $14,000    $30,000
     Deferred                             -          -          -
                                     ------    -------    -------

        Total                        $9,000    $14,000    $30,000
                                     ======    =======    =======


     The provisions for 1996, 1995 and 1994 represent state and local taxes. There is no provision for federal income taxes as the Company had net losses in 1996 and 1995 and utilized approximately $419,000 of its net operating loss carryforward to offset approximately $142,000 of federal income taxes otherwise payable in 1994. At December 31, 1996, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $11,243,000 that begin to expire in the year 2007.









                                 16 OF 27 PAGES

     A reconciliation of the statutory income tax rate and the effective tax rates for 1996, 1995 and 1994 follows:

                                           1996       1995       1994


     Statutory rate                        34.0%      34.0%      34.0%
     State and local taxes                  (.5)         -        7.6
     Amortization and other
       non-deductible expenses             (1.1)       (.6)      21.0
     Net operating loss carryforward          -          -      (51.0)
     Valuation allowance                  (33.1)     (33.6)         -
                                          -----      -----      -----

                                          (  .7%)    (  .2%)     11.6%
                                          ======     ======     ======


     The following summarizes the significant components of deferred tax (liabilities) assets:

                                       December 31,     December 31,
                                           1996             1995

     Depreciation                      $        0       $  (44,000)
                                       ----------       ----------
     Gross deferred tax liabilities             0          (44,000)
                                       ----------       ----------

     Accrued expenses                     110,000                0
     Inventory                             17,000           17,000
     Operating loss carryforward        3,822,000        1,776,000
     Capital loss carryforward            121,000                0
     Disposal of Harmal Division                0          755,000
                                       ----------       ----------
     Gross deferred tax assets          4,070,000        2,548,000
                                       ----------       ----------
     Deferred tax asset valuation
      allowance                         4,070,000        2,504,000
                                       ----------       ----------
     Deferred Taxes                    $        0       $        0
                                       ==========       ==========


     During 1995, the Internal Revenue Service ("IRS") completed a field audit of the Company's tax returns for the years 1990 through 1992. As a result of the field audit, the IRS issued a "30 day letter," assessing a claim of approximately $1,400,000, including interest. The Company, believing it had meritorious defenses against such assessment, filed an appeal. Subsequent to year end, in February 1997, the Company and the IRS reached a tentative settlement which would result in the payment of approximately $550,000 in tax and interest. The major issue of dispute in the audit process was the timing of a particular deduction relating to inventory. Although the settlement includes a disallowance of a portion of the Company's inventory deduction in the particular year taken, the Company is entitled to the deduction in a subsequent tax year. The Company is awaiting the confirmation of the settlement by the Joint Committee on Taxation in Washington, D.C. The ultimate resolution of the matter could differ in the near term from the amounts accrued.


NOTE 6 - PROFIT-SHARING AND PENSION PLANS:

     The Company has non-contributory profit-sharing plans which provide for annual contributions, at the discretion of the Board of Directors, of between 2% and 15% of the defined compensation of eligible employees. Profit-sharing expense was $7,500 in 1996, $93,000 in 1995 and $137,000 in 1994.

                                 17 OF 27 PAGES

     The Company also has defined contribution (money purchase) pension plans that cover employees who meet specified eligibility requirements. The contributions required under the plans vary; however, the Company principally contributes 1% of the first $20,000 and 4% above $20,000 (limited to an additional $130,000), of the defined compensation of eligible employees. Pension expense was $37,000 in 1996, $91,000 in 1995 and $180,000 in 1994.


NOTE 7 - ACCRUED EXPENSES:

     Accrued expenses at December 31 consist of:

                                                      1 9 9 6       1 9 9 5

         Pension and profit-sharing plans          $   20,000    $  198,000
         Accrual related to
          discontinued operations                   1,033,000     1,190,000
          Other                                        19,000       126,000
                                                   ----------    ----------

                                                   $1,072,000    $1,514,000
                                                   ==========    ==========


NOTE 8 - DISCONTINUED OPERATIONS:

     Pursuant to an Asset Purchase Agreement between Oak Hill Sportswear Corporation, a New York corporation (the "Company") and Donnkenny Apparel, Inc. ("Donnkenny"), dated as of May 23, 1995, as amended (the "Asset Purchase Agreement"), the Company completed, on July 24, 1995, the sale (the "Sale") of the business and certain assets of the Company's Sportswear Division. The Sale occurred as of June 30, 1995, subject to the approval of the Company's shareholders. Such shareholder approval was obtained on July 24, 1995. The assets sold included the inventory, certain fixed assets, security deposits, trade names and trademarks, contracts and goodwill of the Company's Sportswear Division.

     The purchase price paid by Donnkenny was $14,616,000 in cash and the assumption of certain liabilities. The Company retained accounts receivable, notes payable and accrued expenses relating to the Sportswear Division. The purchase price was based on an estimate of the net book value of the transferred tangible assets plus $2,000,000. The cash proceeds, after payment of expenses related to the transaction, were used primarily to repay the Company's notes payable to its banks and to BankAmerica Business Credit, Inc. ("BankAmerica"). $1,000,000 of the cash purchase price was placed in a one year escrow to provide security for the Company's indemnification obligations and its warranty of certain inventory under the Asset Purchase Agreement and other reconciliations and obligations. During October 1995 this escrow was terminated in connection with a partial settlement of post closing adjustments. As of December 31, 1995, the Company terminated its Loan and Security Agreement with BankAmerica and, during February 1996, a final settlement was signed with Donnkenny with respect to post closing adjustments.

     During 1995, the Company completed sales of three manufacturing and warehousing facilities located in Mississippi which were previously utilized in connection with the operations of the Company's Sportswear Division. In addition, the Company also sold machinery and equipment formerly located at the


                                 18 OF 27 PAGES
sold facilities and at a manufacturing facility still owned by the Company. The proceeds of these sales, net of related expenses, are reflected in the loss on disposal of discontinued operations with respect to the Sportswear Division.

     At the Company's 1995 Annual Meeting, held on July 24, 1995, shareholders approved the future sale of the Harmal Division of the Company. The Company's Board of Directors has authorized management to seek a purchaser for the Harmal Division. As of December 31, 1995 and 1996, the Harmal Division is being treated as a discontinued operation and its assets are being carried as assets held for sale.

     Harmal's reduced sales level during 1996 was insufficient to cover its operating expenses, resulting in significant operating losses. These operating losses prevented the Company from completing a transaction to sell the Harmal Division. As a result, Management undertook a plan to phase out this business and sell Harmal's assets on an orderly basis to recoup a portion of the Company's investment in the Division's operating assets. As of December 31, 1996, the Company is in the late stages of completing the phase out of the Harmal Division's business and the sale of its assets, which are expected to be virtually complete by June 30, 1997.

     Sales made by the Company's Sportswear Division (until its sale as of June 30, 1995) and Harmal Division in the aggregate in 1996 and 1995 were $3,697,000 and $35,086,000, respectively.










                                 19 OF 27 PAGES

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












                                 20 OF 27 PAGES

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

      Schedule for the three years ended December 31, 1996, 1995 and 1994:

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

      (3) Articles of Incorporation and By-Laws.

                  (a) Certificate of Incorporation, as amended.                         Exhibit 3.1 to the
                      as amended.                                                       Company's Form 10-K's
                                                                                        for its years ended
                                                                                        December 31, 1980
                                                                                        and December 31,
                                                                                        1983, and Exhibit 6
                                                                                        to its Form 10-Q for
                                                                                        its quarter ended
                                                                                        June 30, 1988.

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






                           21 OF 27 PAGES





                                                                                        Filed herewith or
                                                                                        incorporated by
                                                                                        reference to:

      10. Material Contracts.

         (d) Profit-sharing and Pension Plans, as amended.                              Exhibit to Registra-
                                                                                        tion Statement,on
                                                                                        Form S-1,
                                                                                        Registration No.
                                                                                        2-40221 of Oak Hill
                                                                                        Sportswear, Inc.,
                                                                                        Exhibit 10(f) to the
                                                                                        Company's Form 10-K
                                                                                        for its year ended
                                                                                        December 31, 1985,
                                                                                        and Exhibit 10(i) to
                                                                                        the Company's Form
                                                                                        10-K for its year
                                                                                        ended December
                                                                                        31,1989.



         (f) Non-Qualified Stock Option                                                Exhibit 10 (iii) to
                   Plan.                                                               the Company's Form 10-Q
                                                                                       for its quarter ended
                                                                                       September 30, 1994.

         (g) Relating to Note with Deposit
             Guaranty National Bank.

                   (1)  Note to Deposit Guaranty                                       Exhibit 10(g)(1) to the
                  National Bank dated                                                  Company's Form 10-K for
                  July 15, 1992.                                                       year ended December 31,
                                                                                       1992.

             (2)  Land Deed of Trust to                                                Exhibit 10(g)(2) to
                  Deposit Guaranty National                                            the Company's Form
                  Bank dated July 15, 1992.                                            10-K for its year ended
                                                                                       December 31, 1992.

         (h) Relating to the Sale of
             the Company's sportswear
             division.

             (1)  Asset Purchase Agreement                                             Annex A to the
                             between Oak Hill Sportswear                               Company's
                  Corporation and Donnkenny                                            Proxy Statement dated
                  Apparel, Inc. dated as                                               June 28, 1995.
                  of May 23, 1995.

             (2)  Amendment No. 1 to Asset                                             Annex A to the
                  Purchase Agreement                                                   Company's
                  between Oak Hill                                                     Proxy Statement dated
                  Sportswear Corporation                                               June 28, 1995.
                  and Donnkenny Apparel, Inc.
                  dated as of June 26, 1995.

                                 22 OF 27 PAGES


                                                                                        Filed herewith or
                                                                                        incorporated by
                                                                                        reference to:


    (24) (i) Consent of Price Waterhouse.                                               Exhibit 24(i) filed
                                                                                        herewith.

(b) No report on Form 8-K was filed by the Company during the fourth quarter of its fiscal year ending December 31, 1996.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.


                                 23 OF 27 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
and Stockholders of

Oak Hill Sportswear Corporation



             Our audits of the consolidated financial statements referred to in our report dated March 20, 1997 appearing on page 9 of the 1996 Annual Report on this Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

New York, New York
March 20, 1997








                                 24 OF 27 PAGES

                                                                 SCHEDULE VIII

                         OAK HILL SPORTSWEAR CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)


                                              Additions
                                         -------------------
                             Balance     Charged     Charged             Balance
                             at be-      to costs    to other            at end
                             ginning      and        accounts   Deduc-     of
                             of year     expenses      (a)      tions     year
Description

Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1996            $204        $  0      $    0     $  204     $  0
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


(a)  Offset against sales.



                                 25 OF 27 PAGES

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

By: /s/ Michael A. Asch
    ---------------------------------------------------------------------------
    Michael A. Asch, President and Treasurer (Principal financial officer)

Date: March 26, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur L. Asch                         /s/ Michael A. Asch
-------------------------------------      -----------------------------------
Arthur L. Asch, Director                   Michael A. Asch, Director

Date:  March 26, 1997                      Date:  March 26, 1997


/s/ Kenneth S. Roth                        /s/ Joseph Greenberger
-------------------------------------      -----------------------------------
Kenneth S. Roth, Director                  Joseph Greenberger, Director

Date:  March 26, 1997                      Date:  March 26, 1997


/s/ Aaron W. Weingarten
-------------------------------------
Aaron W. Weingarten, Director

Date:  March 26, 1997







                                 26 OF 27 PAGES