Form 10-Q
period 1997-03-31
OAKHILL SPORTSWEAR CORP /NY/
filed 1997-05-14
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997             Commission File Number  0-5613
                  --------------                                    -------



                      OAK HILL SPORTSWEAR CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
--------------------------------------------------------------------------------
          (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)



               1411 BROADWAY, NEW YORK, NEW YORK         10018
--------------------------------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)


                               (212) 789-8900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES   X    NO
                                                       ----      ----

As of May 12, 1996, the registrant had 2,057,576 shares of common stock outstanding.

                         OAK HILL SPORTSWEAR CORPORATION


                                      INDEX


PART I - Financial Information                                        PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    March 31, 1997 and December 31, 1996                                 3

  Consolidated statements of operations -
    three months ended March 31, 1997 and 1996                           4

  Consolidated statements of cash flows -
    three months ended March 31, 1997 and 1996                           5

  Notes to consolidated financial statements                             6

Management's discussion and analysis of
  financial condition and results of operations                          7


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                               8

Signatures                                                               9


The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. It is recommended that this Report be read in conjunction with the Company's Annual Report on Form 10-K for its year ended December 31, 1996.

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1997          1996
          Assets

Current assets:
  Cash and cash equivalents                              $  4,171      $  5,314
  Accounts receivable - net                                    57            41
  Assets held for sale                                      1,417         1,428
  Other current assets                                        110            97
                                                         --------      --------

        Total current assets                                5,755         6,880
                                                         --------      --------

                                                         $  5,755      $  6,880
                                                         ========      ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                      $    500      $    500
  Accounts payable                                             71            71
  Accrued expenses                                            407         1,072
  Accrued income taxes                                        148           501
                                                         --------      --------

        Total current liabilities                           1,126         2,144
                                                         --------      --------


Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued                 97            97
  Capital in excess of par value                           27,363        27,363
  Accumulated deficit                                      (5,823)       (5,716)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                    (17,008)      (17,008)
                                                         --------      --------

        Total stockholders' equity                          4,629         4,736
                                                         --------      --------

                                                         $  5,755      $  6,880
                                                         ========      ========

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                            1997          1996

Revenues                                                   $    68      $    85

General and administrative expenses                            170          136
                                                           -------      -------

Loss from continuing operations
  before provision for taxes                                  (102)         (51)

Provision for taxes                                              5         --
                                                           -------      -------

Loss from continuing operations                               (107)         (51)
                                                           -------      -------

  Discontinued operations:
    Loss, net                                                 --           --
    Loss on disposal, net                                     --           --
                                                           -------      -------
                                                              --           --
                                                           -------      -------

Net loss                                                   ($  107)     ($   51)
                                                           =======      =======

Per share data:
  Loss from continuing operations                          ($  .05)     ($  .02)

    Discontinued operations:
      Loss, net                                               --           --
      Loss on disposal, net                                   --           --
                                                           -------      -------
                                                              --           --
                                                           -------      -------

  Net loss, primary and fully diluted                      ($  .05)     ($  .02)
                                                           =======      =======



Weighted average number of shares outstanding:
  Primary and fully diluted                                  2,058        2,058

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                              1997        1996
Cash flows used in operating activities:
  Net loss                                                  ($  107)    ($   51)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Loss on disposal of discontinued operations                   0           0
    Depreciation and amortization                                 0           0
                                                            -------     -------
                                                               (107)        (51)

  Changes in assets and liabilities                          (1,047)        128
                                                            -------     -------
     Net cash (used in) provided by
      operating activities                                   (1,154)         77
                                                            -------     -------

Cash flows from investing activities:
  Capital expenditures                                            0           0
  Decrease (increase) in assets
    held for sale                                                11        (401)
                                                            -------     -------

    Net cash provided by (used in)
     investing activities                                        11        (401)
                                                            -------     -------

Cash flows from financing activities:
    Net short-term borrowings                                     0           0
    Principal payment of long-term debt                           0           0
                                                            -------     -------
      Net cash provided by financing activities                   0           0
                                                            -------     -------

Net decrease in cash                                         (1,143)       (324)

Cash at beginning of period                                   5,314       5,823
                                                            -------     -------

Cash at end of period                                       $ 4,171     $ 5,499
                                                            =======     =======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                     ($   16)    $   389
    Inventories                                                   0           0
    Other current assets                                        (13)        (22)
    Other assets                                                  0           0
    Accounts payable and accrued expenses                      (665)       (239)
    Accrued income taxes                                       (353)         (0)
                                                            -------     -------
                                                            ($1,047)    $   128
                                                            =======     =======


  Cash paid - net during the period for:
    Interest                                                $     4     $    31
    Income taxes (including interest thereon)                   557           5

                         OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, which was inactive.


Note 2 - Discontinued Operations

     The sales for divisions representing discontinued operations for the three months ended March 31, 1997 and 1996 were $42,000 and $1,164,000, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Liquidity and capital resources:

        Working capital at March 31, 1997 amounted to $4,629,000 compared to $4,736,000 at December 31, 1996, a decrease of $107,000 due to the net loss for the period.

    Management believes that the Company's cash and cash equivalents at March 31, 1997 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses and to cover the potential continuing losses, if any were not previously provided for, from discontinued operations.

Results of operations:

        Revenues were lower in the first quarter of 1997 compared to the first quarter of 1996 as a result of lower consulting revenues pursuant to the Company's agreement with a purchaser of its Sportswear division and lower interest income as a result of the Company's lower average cash balance during the first quarter of 1997 versus 1996.

        General and administrative expenses rose in the first quarter of 1997 compared to 1996 principally as a result of increased corporate expenses which were no longer allocable to discontinued operations.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OAK HILL SPORTSWEAR CORPORATION
                                                    (Registrant)



Date: May 13, 1997          By: /s/ Arthur  L. Asch
                                -------------------------------------
                                Arthur L. Asch, Chairman of the Board



Date: May 13, 1997          By: /s/ Michael A. Asch
                                ----------------------------------------
                                Michael A. Asch, President and Treasurer