Form 10-Q
period 1997-06-30
OAKHILL SPORTSWEAR CORP /NY/
filed 1997-08-12
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997                    Commission File Number 0-5613
                  -------------                                           ------




                         OAK HILL SPORTSWEAR CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)





             NEW YORK                                          13-2625545
------------------------------                            --------------------
 (State or other jurisdiction                              (I.R.S Employer
      of incorporation)                                  Identification Number)





    1411 BROADWAY, NEW YORK, NEW YORK                            10018
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)



                                 (212) 789-8900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)






--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____


As of August 8, 1997, the registrant had 2,057,576 common stock outstanding.

                         OAK HILL SPORTSWEAR CORPORATION


                                      INDEX


PART I - Financial Information                                              PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    June 30, 1997 and December 31, 1996                                       3

  Consolidated statements of operations -
    three months ended June 30, 1997 and 1996                                 4

  Consolidated statements of operations -
    six months ended June 30, 1997 and 1996                                   5

  Consolidated statements of cash flows -
    six months ended June 30, 1997 and 1996                                   6

  Notes to consolidated financial statements                                  7

Management's discussion and analysis of
  financial condition and results of operations                               8


PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                 9

Signatures                                                                   10


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

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                   June 30,  December 31,
                                                     1997       1996
           Assets

Current assets:
   Cash and cash equivalents                         4,645    $  5,314
   Accounts receivable - net                            11          41
   Assets held for sale                                885       1,428
   Other current assets                                 74          97
                                                  --------    --------

         Total current assets                        5,615       6,880
                                                  --------    --------

                                                     5,615       6,880
                                                  ========    ========

           Liabilities and stockholders' equity

 Current liabilities:
   Current portion of long-term debt              $    500    $    500
   Accounts payable                                     27          71
   Accrued expenses                                    432       1,072
   Accrued income taxes                                148         501
                                                  --------    --------

         Total current liabilities                   1,107       2,144
                                                  --------    --------


 Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
     1,000,000 shares; -0- shares issued
   Common stock, $.02 par value, authorized
     12,000,000 shares; 4,869,828 shares issued         97          97
   Capital in excess of par value                   27,363      27,363
   Retained earnings (accumulated deficit)          (5,944)     (5,716)
   Common stock held in treasury, at cost
     (2,812,252 shares)                            (17,008)    (17,008)
                                                  --------    --------

         Total stockholders' equity                  4,508       4,736
                                                  --------    --------

                                                  $  5,615    $  6,880
                                                  ========    ========

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                  Three months ended
                                                       June 30,
                                                   1997      1996

Revenues                                         $    59    $    82

General and administrative expenses                  176        137
                                                 -------    -------

Loss from continuing operations
  before provision for taxes                        (117)       (55)

Provision for taxes                                    4          4
                                                 -------    -------
Loss from continuing operations                     (121)       (59)
                                                 -------    -------

  Discontinued operations:
    Loss, net                                       --         (182)
    Loss on disposal, net                           --         --
                                                 -------    -------
                                                    --         (182)
                                                 -------    -------

Net loss                                         ($  121)   ($  241)
                                                 =======    =======

Per share data:
  Loss from continuing operations                ($  .06)   ($  .03)
                                                 -------    -------

     Discontinued operations:
       Loss, net                                    --         (.09)
       Loss on disposal, net                        --          --
                                                 -------    -------
                                                    --         (.09)
                                                 -------    -------

  Net loss, primary and fully diluted            ($  .06)   ($  .12)
                                                 =======    =======


Weighted average number of shares outstanding:
  Primary and fully diluted                        2,058      2,058
                                                 =======    =======

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                  Six months ended
                                                       June 30,
                                                   1997       1996

Revenues                                         $   127    $   167

General and administrative expenses                  346        273
                                                 -------    -------

Loss from continuing operations
   before provision for taxes                       (219)      (106)

Provision for taxes                                    9          4
                                                 -------    -------
Loss from continuing operations:                    (228)      (110)
                                                 -------    -------

   Discontinued operations:
     Loss, net                                      --         (182)
     Loss on disposal, net                          --          --
                                                 -------    -------
                                                    --         (182)
                                                 -------    -------
Net loss                                         ($  228)   ($  292)
                                                 =======    =======

Per share data:
   Loss from continuing operations               ($  .11)   ($  .05)
                                                 -------    -------

     Discontinued operations:
       Loss, net                                    --         (.09)
       Loss on disposal, net                        --         --
                                                 -------    -------
                                                    --         (.09)
                                                 -------    -------
   Net loss, primary and fully diluted           ($  .11)   ($  .14)
                                                 =======    =======


Weighted average number of shares outstanding:
   Primary and fully diluted                       2,058      2,058
                                                 =======    =======

                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                       1997        1996
Cash flows used in operating activities:
   Net loss                                          ($  228)     $(292)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
     Loss on disposal of discontinued operations           0          0
     Depreciation and amortization                         0          0
                                                     -------    -------
                                                        (228)      (292)

   Changes in assets and liabilities                    (984)       139
                                                     -------    -------
     Net cash used in operating activities            (1,212)      (153)
                                                     -------    -------

Cash flows from investing activities:
   Net proceeds on disposal of disc. operations          543          0
   Decrease in assets held for sale                        0         18
                                                     -------    -------
     Net cash provided by investing activities           543         18
                                                     -------    -------

Cash flows from financing activities:
   Net short-term borrowings                               0          0
   Principal payment of long-term debt                     0          0
                                                     -------    -------
     Net cash provided by financing activities             0          0
                                                     -------    -------

Net decrease in cash                                    (669)      (135)

Cash at beginning of year                              5,314      5,823
                                                     -------    -------
Cash at end of period                                $ 4,645    $ 5,688
                                                     =======    =======

Supplemental disclosures of cash flow information:

   Changes in assets and liabilities:
     Accounts receivable                             $    30    $   291
     Inventories                                           0          0
     Other current assets                                 23         37
     Other assets                                          0          0
     Accounts payable and accrued expenses              (684)      (189)
     Accrued income taxes                               (353)         0
                                                     -------    -------
                                                     $  (984)   $   139
                                                     =======    =======
   Cash paid - net during the period for:
     Interest                                        $    13    $    11
     Income taxes (including interest thereon)           561          0

                         OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary which was inactive.

Note 2 - Discontinued Operations

     The sales for divisions representing discontinued operations for the three months ended June 30, 1997 and 1996 were $40,000 and $954,000, respectively. For the six months ended June 30, 1997 and 1996, such sales were $82,000 and $2,118,000, respectively.

Note 3 - Earnings Per Share

     In February 1997 the Financial Accounting Standards Board issued FAS 128 concerning earnings per share, which the Company plans to adopt for the full fiscal year 1997. This Statement requires restatement of all prior period earnings per share data; however, the Company does not believe any previously reported earnings (loss) per share data will require material restatement as a result of the adoption of FAS 128.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

     Working capital at June 30, 1997 amounted to $4,508,000 compared to $4,736,000 at December 31, 1996, a decrease of $228,000 due to the net loss for the period.

     During the second quarter, the Company completed the sale of one of its properties in Mississippi which had been carried as an asset held for sale.

     The Company's management is actively pursuing the redeployment of the Company's liquid assets. As of June 30, 1997, no commitments had been made and no material expenditures had been incurred in connection with any such redeployment.

     Management believes that the Company's cash and cash equivalents at June 30, 1997 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses and to cover the potential continuing losses, if any were not previously provided for, from discontinued operations.

Results of operations:

     Revenues were lower in the second quarter and first half of 1997 compared to comparable periods of 1996 as a result of lower consulting revenues pursuant to the Company's agreement with a purchaser of its Sportswear Division and lower interest income as a result of the Company's lower average cash balance during the second quarter and first half of 1997 versus the comparable periods of 1996.

     General and administrative expenses rose in the second quarter and first half of 1997 compared to the second quarter and first half of 1996 principally as a result of increased corporate expenses which were no longer allocated to its discontinued operations.

                              PART II.  OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

     (a) The Annual Meeting of the shareholders of the Company was held on June 24, 1997.

     (b) At said Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                             For       Withheld
                                             ---       --------

                  Arthur L. Asch          1,770,994      64,O46
                  Michael A. Asch         1,770,994      64,046
                  Joseph Greenberger      1,770,994      64,046
                  Kenneth S. Roth         1,770,944      64,096
                  Aaron W. Weingarten     1,770,944      64,096

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OAK HILL SPORTSWEAR CORPORATION
                                                   (Registrant)



     Date: August 11, 1997        By: /s/ Arthur L. Asch
                                  ------------------------------------------
                                      Arthur L. Asch, Chairman of the Board



     Date: August 11, 1997        By: /s/ Michael A. Asch
                                  ------------------------------------------
                                      Michael A. Asch, President and Treasurer