Form 10-Q
period 1997-09-30
OAKHILL SPORTSWEAR CORP /NY/
filed 1997-11-12
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997         Commission File Number  0-5613
                  ------------------                                 ------


                         OAK HILL SPORTSWEAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
          ----------------------------           ---------------
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

As of November 5, 1997, the registrant had 2,457,576 shares of common stock outstanding.

                      OAK HILL SPORTSWEAR CORPORATION


                                      INDEX


PART I - Financial Information                                              PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    September 30, 1997 and December 31, 1996                                 3

  Consolidated statements of operations -
    three months ended September 30, 1997 and 1996                           4

  Consolidated statements of operations -
    nine months ended September 30, 1997 and 1996                            5

  Consolidated statements of cash flows -
    nine months ended September 30, 1997 and 1996                            6

  Notes to consolidated financial statements                                 7

Management's discussion and analysis of
  financial condition and results of operations                              8


PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                     9


Signatures                                                                  10


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

                         OAK HILL SPORTSWEAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                        September 30,       December 31,
                                                            1997                1996
                                                        -------------       ------------
          Assets

Current assets:
  Cash and cash equivalents                              $  4,500            $  5,314
  Accounts receivable - net                                     8                  41
  Assets held for sale                                        834               1,428
  Other current assets                                        106                  97
                                                         --------            --------

        Total current assets                                5,448               6,880
                                                         --------            --------

                                                         $  5,448            $  6,880
                                                         ========            ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                      $    500            $    500
  Accounts payable                                             27                  71
  Accrued expenses                                            390               1,072
  Accrued income taxes                                        148                 501
                                                         --------            --------

        Total current liabilities                           1,065               2,144
                                                         --------            --------


Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 4,869,828 shares issued                 97                  97
  Capital in excess of par value                           27,363              27,363
  Retained earnings (accumulated deficit)                  (6,069)             (5,716)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                    (17,008)            (17,008)
                                                         --------            --------

        Total stockholders' equity                          4,383               4,736
                                                         --------            --------

                                                         $  5,448            $  6,880
                                                         ========            ========




                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                             Three months ended
                                                                September 30,
                                                            1997              1996
                                                         -------            -------
Revenues                                                 $    72            $    77

General and administrative expenses                          194                124
                                                         -------            -------

Loss from continuing operations
  before provision for taxes                                (122)               (47)

Provision for taxes                                            3                  5
                                                         -------            -------

Loss from continuing operations                             (125)               (52)
                                                         -------            -------

  Discontinued operations:
    Loss, net                                               --                 (490)
    Loss on disposal, net                                   --                 (300)
                                                         -------            -------
                                                            --                 (790)
                                                         -------            -------
Net loss                                                 ($  125)           ($  842)
                                                         =======            =======

Per share data:
  Loss from continuing operations                        ($  .06)           ($  .03)
                                                         -------            -------

    Discontinued operations:
      Loss, net                                             --                 (.24)
      Loss on disposal, net                                 --                 (.14)
                                                         -------            -------
                                                            --                 (.38)
                                                         -------            -------
  Net loss, primary and fully diluted                    ($  .06)           ($  .41)
                                                         =======            =======



Weighted average number of shares outstanding:
  Primary and fully diluted                                2,058              2,058



                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                              Nine months ended
                                                                September 30,
                                                          1997                1996
                                                         -------            -------
Revenues                                                 $   199            $   244

General and administrative expenses                          540                397
                                                         -------            -------

Loss from continuing operations
  before provision for taxes                                (341)              (153)

Provision for taxes                                           12                  9
                                                         -------            -------

Loss from continuing operations:                            (353)              (162)
                                                         -------            -------

  Discontinued operations:
    Loss, net                                               --                 (672)
    Loss on disposal, net                                   --                 (300)
                                                         -------            -------
                                                            --                 (972)
                                                         -------            -------
Net loss                                                 ($  353)           ($1,134)
                                                         =======            =======

Per share data:
  Loss from continuing operations                        ($  .17)           ($  .08)
                                                         -------            -------

    Discontinued operations:
      Loss, net                                             --                 (.33)
      Loss on disposal, net                                 --                 (.14)
                                                         -------            -------
                                                            --                 (.47)
                                                         -------            -------
  Net loss, primary and fully diluted                    ($  .17)           ($  .55)
                                                         =======            =======


Weighted average number of shares outstanding:
  Primary and fully diluted                                2,058              2,058
                                                         =======            =======




                         OAK HILL SPORTSWEAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                   Nine Months Ended
                                                                     September 30,
                                                               1997               1996
                                                             -------            -------
Cash flows used in operating activities:
    Net loss                                                 ($  353)           ($1,134)
    Adjustments to reconcile net loss
     to net cash used in operating activities:
    Loss on disposal of discontinued operations                    0                  0
    Depreciation and amortization                                  0                  0
                                                             -------            -------
                                                                (353)            (1,134)

  Changes in assets and liabilities                           (1,055)               197
                                                             -------            -------
    Net cash used in operating activities                     (1,408)              (937)
                                                             -------            -------

Cash flows from investing activities:
  Net proceeds on disposal of disc. operations                   594                  0
  Decrease in assets held for sale                                 0                333
                                                             -------            -------
      Net cash provided by investing activities                  594                333
                                                             -------            -------

Cash flows from financing activities:
    Net short-term repayments                                      0                  0
    Principal payment of long-term debt                            0                  0
                                                             -------            -------
      Net cash provided by financing activities                    0                  0
                                                             -------            -------

Net decrease in cash                                            (814)              (604)

Cash at beginning of year                                      5,314              5,823
                                                             -------            -------

Cash at end of period                                        $ 4,500            $ 5,219
                                                             =======            =======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                      $    33            $   451
    Inventories                                                    0                  0
    Other current assets                                          (9)                40
    Other assets                                                   0                  0
    Accounts payable and accrued expenses                       (726)              (274)
    Accrued income taxes                                        (353)               (20)
                                                             -------            -------
                                                             ($1,055)           $   197
                                                             =======            =======

  Cash paid - net during the period for:
    Interest                                                 $    19            $     8
    Income taxes (including interest thereon)                    564                  5


                         OAK HILL SPORTSWEAR CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary which was inactive.

Note 2 - Discontinued Operations

     The sales for divisions representing discontinued operations for the three months ended September 30, 1997 and 1996 were $0 and $968,000, respectively. For the nine months ended September 30, 1997 and 1996, such sales were $82,000 and $3,086,000, respectively.

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

Note 4 - Purchase of Watkins Contracting, Inc.

     On October 21, 1997, the Company completed the acquisition of 100% of the outstanding shares of Watkins Contracting, Inc. (WCI), a privately-owned, San Diego-based environmental remediation contractor. WCI will operate as a subsidiary of Oak Hill Sportswear Corporation. The total consideration consisted of (a) $3,600,000 in cash, using cash on hand, (b) 400,000 shares of restricted Oak Hill Sportswear Corporation common stock, and (c) rights entitling the former owners of WCI to sell up to 50,000 shares per quarter of the common stock back to the Company starting in April, 1999, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1998, and to sell up to an additional 50,000 shares per quarter back to the Company starting in April, 2000, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1999.

     Founded in 1991, WCI provides asbestos abatement, hazardous materials and soil remediation, and demolition services, primarily in California, to commercial and governmental clients. For its fiscal year ended June 30, 1997, WCI earned more than $1.4 million net income on a pro forma basis, after adjustments for (i) the excess of the former owners' compensation above the salaries to be paid under their new employment agreements, and (ii) a 40.5% income tax rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

        Working capital at September 30, 1997 amounted to $4,383,000 compared to $4,736,000 at December 31, 1996, a decrease of $353,000 due to the net loss for the period.

    During the third quarter, the Company's management actively pursued the redeployment of the Company's liquid assets. As of September 30, 1997, no commitments had been made and no material expenditures had been incurred in connection with any such redeployment.

    On October 21, 1997, the Company completed the acquisition of 100% of the outstanding shares of Watkins Contracting, Inc. (WCI), a privately-owned, San Diego-based environmental remediation contractor. WCI will operate as a subsidiary of Oak Hill Sportswear Corporation. The total consideration consisted of (a) $3,600,000 in cash, using cash on hand, (b) 400,000 shares of restricted Oak Hill Sportswear Corporation common stock, and (c) rights entitling the former owners of WCI to sell up to 50,000 shares per quarter of the common stock back to the Company starting in April, 1999, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1998, and to sell up to an additional 50,000 shares per quarter back to the Company starting in April, 2000, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1999.

    Founded in 1991, WCI provides asbestos abatement, hazardous materials and soil remediation, and demolition services, primarily in California, to commercial and governmental clients. For its fiscal year ended June 30, 1997, WCI earned more than $1.4 million net income on a pro forma basis, after adjustments for (i) the excess of the former owners' compensation above the salaries to be paid under their new employment agreements, and (ii) a 40.5% income tax rate.

        Management believes that the Company's cash and cash equivalents at September 30, 1997 will be adequate to pay its payables and accrued expenses, to cover its general and administrative expenses, to cover the potential continuing losses, if any were not previously provided for, from discontinued operations, and to fund the purchase of Watkins Contracting, Inc. and its operations.

Results of operations:

    Revenues were lower in the third quarter and first nine months of 1997 compared to comparable periods of 1996 as a result of lower consulting revenues pursuant to the Company's agreement with a purchaser of its Sportswear Division and lower interest income as a result of the Company's lower average cash balance during the third quarter and first nine months of 1997 versus the comparable periods of 1996.

    General and administrative expenses rose in the third quarter and first nine months of 1997 compared to the third quarter and first nine months of 1996 principally as a result of increased corporate expenses which were no longer allocated to its discontinued operations.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit 2.1 - Stock Purchase Agreement, dated October 21, 1997, between Oak Hill Sportswear Corporation, a Buyer, and Greg S. Watkins and Daren J. Barone, as Sellers. (Filed as
           Exhibit 2.1 to the Company's Form 8-K, dated October 30, 1997, and incorporated herein.)

           Exhibit 2.2 - Rights Agreement, dated October 21, 1997, between Oak Hill Sportswear Corporation and Greg S. Watkins. (Filed as Exhibit 2.2 to the Company's Form 8-K, dated October 30, 1997, and incorporated herein.)

           Exhibit 2.3 - Rights Agreement, dated October 21, 1997, between Oak Hill Sportswear Corporation and Daren J. Barone (Filed as Exhibit 2.3 to the Company's Form 8-K, dated October 30, 1997, and incorporated herein.)

           Exhibit 2.4 - Employment Agreement, dated October 21, 1997, between Watkins Contracting, Inc. (a wholly-owned subsidiary of the Registrant since October 21, 1997) and Greg S. Watkins. (Filed as
           Exhibit 2.4 to the Company's Form 8-K, dated October 30, 1997, and incorporated herein.)

           Exhibit 2.5 - Employment Agreement, dated October 21, 1997, between Watkins Contracting, Inc. and Daren J. Barone (Filed as Exhibit 2.5 to the Company's Form 8-K, dated October 30, 1997, and incorporated herein.)

           (b)      Reports on Form 8-K

           No report on Form 8-K was filed during the quarter ended September 30, 1997. The Company filed a report on Form 8-K dated October 30, 1997, reporting information under Item 2 ("Acquisition or Disposition of Assets") and Item 7 ("Financial Statements, Pro Forma Financial Information and Exhibits"). The Company filed the following financial statements therewith as an exhibit:

           Exhibit 99.1 - Balance sheets and statements of income, changes in stockholders' equity, and cash flow of Watkins Contracting, Inc. as of and for its fiscal years ended June 30, 1996 and June 30, 1997, with a report of audit thereon of Schilling and Hinzman.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OAK HILL SPORTSWEAR CORPORATION
                                            (Registrant)



Date: November 12, 1997       By: /s/ Arthur L. Asch
                                 -------------------------------------------
                                  Arthur L. Asch, Chairman of the Board



Date: November 12, 1997       By: /s/ Michael A. Asch
                                 -------------------------------------------
                                  Michael A. Asch, President and Treasurer