Form 10-K
period 1997-12-31
REXX ENVIRONMENTAL CORP
filed 1998-03-31
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number

   December 31, 1997                                               0-5613
-------------------------                                 ----------------------

                         REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                           13-2625545
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                  Number)

  350 Park Avenue, New York, New York                                   10022
-------------------------------------------                          -----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 750-7755

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 6, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant (assuming that all the stock referred to under Item 12 hereof is held by affiliates) was approximately $7,750,000.

As of March 6, 1998, the registrant had 2,467,576 shares of $.02 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Document                                Part of Form 10-K
             --------                                -----------------
Portions of definitive proxy statement for           As referred to in
the 1998 Annual Meeting of Shareholders              Part III - Items
to be filed pursuant to Regulation 14A               10, 11, 12 and 13.
under the Securities Exchange Act
of 1934.

Exhibit index of pages 36 - 38

                                  1 OF 44 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1997

                                     PART I

Item 1. Business:

General - Current

         REXX Environmental Corporation's operating subsidiary, Watkins Contracting, Inc. ("WCI"), is a leading regional provider of asbestos-abatement services, demolition and dismantling services, and other related specialty contracting services, including lead paint abatement, to a broad range of governmental, commercial, industrial and institutional clients located primarily in California.

         With its origins in asbestos-abatement and recent diversification into the demolition and lead paint-abatement markets, WCI is striving to provide a larger complement of contracting services to the performance-sensitive customer. The market will continue to demand quality performance, and WCI will endeavor to meet these demands through a unified focus on safety, customer satisfaction, financial performance and personnel development.

General - Historical

         REXX Environmental Corporation (the "Company") was incorporated in New York in 1967 as Computronic Sciences Inc. The Company changed its name in 1969 to Bio-Medical Sciences, Inc., and from 1969 to 1979, the Company was primarily a manufacturer and marketer of disposable thermometers and sterilization monitors. In 1979, the Company acquired substantially all of the assets of Oak Hill Sportswear, Inc., and became primarily engaged in the manufacture and marketing of women's apparel and accessories. In 1983, the Company changed its name to Oak Hill Sportswear Corporation. In 1984, the Company sold its disposable medical devices business. From 1984 to 1995, the Company was engaged exclusively in the importation, manufacture, marketing and distribution of women's apparel and accessories. As of June 30, 1995, the Company sold its women's apparel business. Its accessories business was phased out and its operating assets were sold during 1996 and 1997.

         On October 21, 1997, the Company completed the acquisition of 100% of the outstanding shares of WCI, a privately-owned, San Diego- based environmental remediation contractor. The total consideration consisted of (a) $3,600,000 in cash, using cash on hand, (b) 400,000 shares of restricted common stock of the Company, and (c) rights entitling the former owners of WCI to sell up to 50,000 shares per quarter of the common stock back to the Company starting in April 1999, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1998, and to sell up to an additional 50,000 shares per quarter back to the Company starting in April 2000, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1999.




                                 2 OF 44 PAGES

         On February 18, 1998, in order to more accurately reflect its current business operations, the Company changed its name to REXX Environmental Corporation pursuant to an amendment to its certificate of incorporation.

Asbestos-Abatement and Demolition Operations

         WCI provides asbestos-abatement, demolition and dismantling services and other specialty contracting services from its headquarters office located in San Diego, California. WCI is licensed to conduct asbestos-abatement services in California, Nevada and New Mexico and generally provides such services with unionized labor. WCI is licensed to conduct demolition and dismantling services in California and provides such services with unionized labor; WCI also often utilizes subcontractor and temporary labor.

         An asbestos-abatement or demolition program is focused on meeting the needs of the facility owner or operator to manage properly the financial, regulatory and safety-related risks associated with an asbestos or demolition project. WCI's abatement and demolition services require the coordination of several processes: marketing, estimating, bidding and contracting, project management, health and safety programs and the actual asbestos removal or dismantling and demolition. WCI's management maintains administrative and operational control over all phases of a project, from estimating and bidding through project completion.

The Bidding and Contract Process

         WCI obtains work and performs services under contract, often on the basis of plans, specifications or requirements prepared by the client or the client's agent. While some of its contracts are entered into directly with its clients without a formal bidding process, WCI receives the majority of its asbestos-abatement and demolition and dismantling contracts through a bidding process. The majority of WCI's projects are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. Contracting opportunities are identified by management and the local sales force and are entered into following competitive bidding or direct negotiations with the customer or its agent. Generally, these contracts encompass supplying project management, labor, tools, equipment and materials. In most cases, a significant portion of the total costs incurred by WCI's asbestos-abatement operations is attributable to labor, while a significant portion of the total costs of its demolition and dismantling operations is attributable to equipment rental costs. While large abatement contracts may last more than one year, the majority of WCI's projects are completed within two months of inception.

Project Management

         Each project is coordinated and supervised by a project manager who selects the requisite equipment, ensures contract compliance and supervises all personnel. WCI employs a computerized job cost system which allows it to track project profitability on an ongoing basis. The project manager reviews the progress of the project, which includes any subsequent change orders. The day-to-day documentation


                                 3 OF 44 PAGES
of air testing, lead monitoring and final clearance analysis is an important part of the process and is generally provided by the client's consultants.

Health and Safety

         WCI's written Safety Program, which is issued to all supervisory personnel, contains specific outlines for all safety, health and regulatory requirements associated with an asbestos-abatement project. In compliance with the EPA's Asbestos Hazard Emergency Response Act ("AHERA") Model Accreditation Plan ("MAP"), all asbestos-abatement supervisors and workers are required to attend and satisfactorily pass a written examination both initially and during annual refresher training. To meet the medical surveillance and respiratory protection requirements of the Occupational Safety and Health Administration ("OSHA") standards, all asbestos-abatement personnel entering an asbestos atmosphere and all demolition personnel entering a lead atmosphere must first undergo an initial, and then annual, medical examination, which includes a complete medical and work history, pulmonary function testing and a chest roentgenogram. In addition to the required wearing of protective clothing and other personal protective equipment, all individuals leaving a contaminated area are required to undergo stringent decontamination procedures. During the asbestos-abatement process, WCI engages in daily personal air monitoring and during the demolition and dismantling process, WCI engages in daily personal air monitoring as well as lead, heavy metal and other contaminant testing. In either process, it is WCI's policy to comply with all regulatory and safety requirements. Comprehensive documentation is an important part of the asbestos-abatement and demolition and dismantling processes.

The Abatement Process

         WCI's workers remove asbestos in accordance with the regulations of the Environmental Protection Agency ("EPA"), OSHA and applicable state and local regulations. Before any removal can begin, the work area must be sealed off from the interior building environment as well as from the outdoor environment. The containment of the work area requires the construction of barriers, made of plastic sheeting sealed at the seams, on the walls and floors. Air locks are built for entry of personnel and equipment, and a negative pressure H.E.P.A. air filtration system is required to prevent the escape of any asbestos fibers from the work area. WCI constructs a worker decontamination area which is generally comprised of a clean area where workers prepare for the work shift and an area where the workers shower after leaving the sealed-off work area. Workers are fitted with respirators and disposable suits prior to entering the work area.

         Throughout the abatement process, air samples are taken to indicate the level of airborne fibers both inside and outside the work area to protect the workers and the building occupants. The environmental consultant, engineer or industrial hygienist tests air samples from the work area both during and upon completion of the project to monitor compliance with job specifications.

         A thorough cleaning of the work area is conducted after removal, which includes high-efficiency particulate air filter vacuuming and wet mopping of all surfaces. All barriers erected during the


                                 4 OF 44 PAGES
         asbestos-abatement project are dismantled and disposed of in the same manner as asbestos waste. WCI encapsulates the area from which asbestos was removed by applying a penetrating encapsulant in an effort to seal off remaining fibers.

The Demolition and Dismantling Process

         WCI performs commercial and governmental demolition and industrial dismantling for public and private customers, primarily in California. All work is done in accordance with the specifications prepared by the owner and in accordance with all applicable OSHA, EPA, and state and federal governmental regulations.

         WCI performs a site specific safety survey of every project prior to beginning work. An engineering survey of the equipment, structures or buildings to be dismantled or demolished is prepared outlining potential hazards and methods used to alleviate the hazards. During the course of the project, daily safety meetings are conducted to discuss that day's activities, potential problems and measures to overcome the problems. Industrial dismantling involves removing structures and equipment in manufacturing facilities. WCI's workers, utilizing specially-designed equipment and attachments, carefully dismantle the structures and equipment from the top down. Materials are either recycled or disposed of in a licensed landfill. Commercial and governmental demolition involves demolishing high-rise office buildings, hospitals, apartment complexes and other buildings. WCI's workers, utilizing specialized equipment, demolish the buildings and remove the debris off site. Materials generated from demolition activities are either recycled or disposed of in a licensed landfill.

Markets and Customers

         California is currently WCI's primary market for its asbestos-abatement, demolition and dismantling and other specialty contracting services. WCI's headquarters is located in San Diego, California.

         WCI believes that its primary clients, which include general contractors, governmental agencies, large industrial processing and manufacturing corporations, insurance companies, real estate development companies and owners and tenants of large commercial and governmental facilities, tend to emphasize quality and safety along with price considerations in making their decision. WCI typically contracts directly with general contractors, owners, operators or tenants of properties and works closely with the environmental consultant of the customer in performing removal services.

         WCI markets its services directly to companies that are in need of asbestos-abatement and demolition and dismantling services, to general contractors who oversee large renovation projects and to asbestos-abatement consulting firms from which WCI receives asbestos project referrals because of its reputation and experience. During the short period from the date of the Company's acquisition of WCI, October 21, 1997, to December 31, 1997, one customer accounted for approximately 28% of the Company's revenues due to the completion of a large project during the period.


                                 5 OF 44 PAGES

Seasonality

         WCI's business is subject to variations in revenue and net income for interim periods and from year to year, and increased revenue may not always result in a corresponding increase in net income. These conditions are due to a number of characteristics shared by WCI to varying degrees with most other members of the industry, including the following: (1) its businesses are affected by the scheduling of work at commercial properties, fiscal funding of projects by government entities, outages at utilities and shutdowns at other industrial facilities; (2) its asbestos business is labor intensive whereas its demolition business is equipment intensive; (3) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which WCI has no control; and (4) costs ultimately incurred by WCI on a job may be materially affected by such risks as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external sources and fluctuations in the prices of materials. Revenue and operating results of asbestos-abatement activities may also be affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Competition

         The market for WCI's services is highly competitive. WCI's ability to compete as a provider of asbestos-abatement and demolition and dismantling services depends upon pricing its services competitively, having the ability to respond promptly and with adequate amounts of resources, having a reputation for quality and safety, being able to obtain appropriate bonding and insurance, and hiring, training and retaining qualified personnel, particularly in the areas of estimating and project management. While WCI is a significant participant in the asbestos-abatement and demolition and dismantling services market in California, it experiences competition from national, regional and local firms, some of which have greater resources and experience.

Insurance and Bonding

         WCI has established an insurance program that has been tailored to meet the mutual risk management needs of its customers and WCI. The primary package begins with commercial general liability, automobile liability and workers' compensation policies. This plan is written with an A. M. Best Rated A+ XV carrier. The Company carries an umbrella policy of $9,000,000 which, when added to the base policy limits of $1,000,000, extends coverage under general liability, automobile liability and workers' compensation policies to $10,000,000 each. Effective as of January 1, 1998, the Company's retained liability per occurrence under the general liability policy is $5,000, and the Company's liability under the automobile liability policy and under the workers' compensation policy is covered 100%, without retention, up to the policy limits.


                                 6 OF 44 PAGES

         Public asbestos-abatement and demolition and dismantling projects require that WCI post surety bonds as guarantees of performance of WCI's contracts. The bonds are required to protect the interests of the general public, as public funding is utilized in project financing. Additionally, surety bonds also guarantee that WCI will pay all of its bills, including suppliers and subcontractors who are working on projects for WCI. Similarly, many private projects also require surety bonds to serve as protection and provide guarantees for private owners.

         The Company has an existing surety relationship with AIG Environmental Management, Inc. (American International Group).

Employees

         As of December 31, 1997, REXX Environmental Corporation (including WCI) had approximately 150 employees, of which approximately 20 were employed as managers or executives, approximately 5 provided technical or engineering services, approximately 5 were employed in sales, clerical and data processing activities and approximately 120 were employed in other capacities, principally hourly labor. During 1997, the number of hourly-rate employees of the Company ranged from 60 to 150. At December 31, 1997, approximately 120 of WCI's employees were represented by various unions under several collective bargaining agreements. WCI is a party to a number of collective bargaining agreements with several unions which represent employees based upon geographic area or the nature of work performed by such employees. Such collective bargaining agreements expire at various times. WCI considers its relations with its employees to be satisfactory and has not experienced any work stoppages or slowdowns.

Patents and Service Marks

         The Company and WCI do not own any patents or service marks.

Governmental Regulation

         The asbestos-abatement and demolition and dismantling process is regulated by the federal government through the EPA, OSHA and the Department of Transportation ("DOT"). EPA regulations establish standards for the control of asbestos fiber and airborne lead emissions into the environment during removal and demolition projects. AHERA mandates that public schools inspect for levels of asbestos contamination and prepare a specific management plan for appropriate remedial action. OSHA regulations establish maximum airborne asbestos fiber, airborne lead and heavy metal exposure levels applicable to asbestos and demolition employees and set standards for employee protection during the demolition, removal or encapsulation of asbestos, as well as storage, transportation and final disposition of asbestos and demolition debris.

         EPA regulations under the Clean Air Act include requirements for wetting of the asbestos-containing material, the use of exhaust ventilation and filtration systems meeting certain specifications and procedures for transporting and disposing of asbestos-containing material. Prior to commencing most removal projects, contractors are


                                 7 OF 44 PAGES
         required to provide the EPA with written notification containing certain information, including the address of the project, the anticipated starting and completion dates, methods to be used to comply with the emission standards, the amount of asbestos-containing material involved in the project and the location of the EPA-approved disposal site.

         The Toxic Substances Control Act ("TSCA"), as amended by AHERA, and the regulations promulgated pursuant thereto, require inspection of schools for asbestos and public notice of the inspection results, which often leads to demands for abatement. In addition, TSCA imposes asbestos standards for state and local government employees. The EPA has also adopted regulations under AHERA which require schools to use accredited inspectors to inspect school buildings for asbestos- containing materials. If asbestos-containing materials are found and are damaged, the school must develop an asbestos management plan which outlines its management practices for the materials. Response actions may include encapsulation, enclosure, repair or removal of the asbestos-containing materials by an accredited contractor. The AHERA regulations impose affirmative obligations on the accredited contractor who performs the work on school building projects. These obligations include proper worker, employee and occupant protections. In addition, AHERA incorporated the OSHA standards for packaging, transportation and disposal of asbestos waste. If the asbestos-containing material is not damaged, continued inspection and monitoring by the school is required.

         OSHA regulations establish maximum airborne asbestos, airborne lead and heavy metal exposure levels in the workplace for employees, including asbestos-abatement and demolition and dismantling workers. Such regulations require workplace air monitoring to ensure compliance with maximum exposure levels and prescribe engineering controls and workplace practices intended to reduce airborne asbestos, lead and heavy metal exposure in the workplace. Included in the workplace practice provisions is the required use of appropriate respirators, protective clothing and decontamination units for the asbestos-abatement and demolition and dismantling worker exposed to certain levels of asbestos or lead and heavy materials.

         DOT regulations cover the management of the transportation of asbestos and demolition debris and establish certain certification labeling and packaging requirements. In addition, under the Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund Act, companies which arrange for the transportation and disposal of asbestos waste materials may be exposed to liability relating to the disposal of such material at sites which are or may be designated as national priority list sites.

         The states in which WCI currently operates have adopted laws and regulations governing the conduct of asbestos-abatement contractors. Such laws and regulations generally require the training and licensing of asbestos-abatement contractors and their workers and notice before the commencement of any asbestos-abatement project and specify standards of performance for the asbestos removal process. In addition, some states authorize municipalities to adopt more stringent standards.


                                 8 OF 44 PAGES

         The Company believes that governmental authorities are likely to adopt further, similar laws and regulations and that existing laws and regulations are going to become more restrictive. The regulations concerning asbestos-abatement are primarily promulgated on the state and local level. In addition, although subject to change, OSHA has adopted regulations to which WCI's operations are subject. Many of the regulations are complex and frequently amended and, therefore, WCI is unable to predict what, if any, impact such regulations will have on its revenues, results of operations or financial condition. As a result of the extensive regulation, WCI is, has been and may in the future be, subject to audits and investigations by federal, state and local governmental agencies. Although management believes that WCI is in substantial compliance with all regulatory requirements, because of the changing regulatory environment, there can be no assurance that violations by WCI of federal, state or local laws and regulations may not have occurred, or will not occur in the future, or that changes in such laws and regulations would not have an adverse effect on WCI's business or position. Failure to comply with regulations could result in the imposition of civil and criminal penalties, any of which could have a material adverse effect upon WCI's business.

Licensing Requirements

         States in which WCI operates require that WCI obtain asbestos licenses to provide asbestos-abatement services and contractor licenses to provide demolition and dismantling services. These licenses are generally subject to annual renewal. WCI has been able to obtain the renewal of its licenses without unusual difficulty or delay, and WCI believes that it is in substantial compliance with all current state licensing requirements where WCI intends to conduct business. In addition, certain states have adopted regulations which require state-specific training, testing and licensing of employees engaging in asbestos-abatement or demolition and dismantling activities.

Backlog

         The majority of WCI's asbestos-abatement and demolition and dismantling services are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit- price basis. WCI's backlog at December 31, 1997 was approximately $6,400,000. WCI's backlog at December 31, 1997 is expected to be substantially completed in the current calendar year.














                                 9 OF 44 PAGES

Item 2.  Properties:

         The Company's executive offices are located at 350 Park Avenue, New York, New York 10022 in leased premises of 3700 square feet, approximately 2300 of which the Company subleases to unaffiliated parties.

         WCI's offices and warehouse are located at 5490 Complex Street, Suite 603, San Diego, California 92123, in leased premises of approximately 6,000 square feet.

         WCI owns a parcel of land in Flagstaff, Arizona, which is carried as an asset held for sale, as WCI and the Company were seeking to sell the property at December 31, 1997. Pursuant to the stock purchase agreement between the Company and the former owners of WCI, the former owners of WCI were obligated to purchase the property from WCI in the event it was not sold to an unaffiliated party within a specified period of time. During December 1997, WCI received a deposit of $152,000 from the former owners of WCI towards the purchase of the property. During February 1998, the Small Business Administration loan secured by the property was repaid by the former owners of WCI. As of March 6, 1998, WCI is in the process of transferring title to the property to the former owners of WCI. WCI and the Company will recognize no gain or loss on the sale of the property.

         WCI leases a parcel of land in San Diego, California from two officers of WCI for use as storage for large machinery.

         The Company owns a warehousing facility in Mississippi which is approximately 64,000 square feet. At December 31, 1996 and 1997, the property was carried as an asset held for sale and the Company is currently seeking to sell the property. Since November 14, 1997, the property has been leased, with an option to purchase, to an unaffiliated company.

Item 3.  Legal proceedings:

         There are no material pending legal proceedings involving the Company or WCI.

Item 4. Submission of matter to a vote of security holders:

         No matter was submitted during the fourth quarter of 1997 to a vote of the Company's shareholders.

         At a Special Meeting of Shareholders held on February 17, 1998, the Company's shareholders approved proposals to change the Company's corporate name to REXX Environmental Corporation and amend the Company's Non-Qualified Stock Option plan.










                                 10 OF 44 PAGES

Item 5. Market for the registrant's common stock and related security holder matters:

         The Company's common stock, trading symbol REXX (since February 19, 1998, prior to which the trading symbol was OHSC), is traded on The Nasdaq Stock Market and is designated as a National Market security (NMS). Through the facilities of the NASDAQ/NMS reporting system, actual sale prices of the Company's common stock are available. The table below sets forth the high and low prices for the common stock.


                                         Prices

                                      High       Low
     1996:
        1st quarter                   2 5/8      2
        2nd quarter                   2 3/8      1 7/8
        3rd quarter                   2 1/4      1 7/8
        4th quarter                   2 1/8      1 1/8


     1997:
        1st quarter                   1 5/8      1 1/4
        2nd quarter                   1 5/8      1 1/4
        3rd quarter                   1 9/16     1 3/16
        4th quarter                   5          1 3/8

     1998:
        1st quarter
          (to March 6, 1998)          5 1/4      3 3/4

         As of March 6, 1998, there were approximately 448 holders of record and 800 beneficial holders of the Company's common stock.

         The Company has not paid any cash dividends and it does not expect to in the foreseeable future.


















                                 11 OF 44 PAGES

Item 6.  Selected financial data:

                              For the years ended December 31,

                              1997      1996       1995       1994       1993

                                   (In thousands except per share amounts)

Revenues                     $2,298     $   75    $    38    $     0    $     0

Net loss from
 continuing operations      (   167)   (   218)   (    70)  (    206)  (    266)

(Loss) income from
 discontinued
 operations                       -    (   792)   ( 4,908)       435        427

Loss on disposal of
 discontinued
 operations                       -    (   300)   ( 1,861)         -          -

Net (loss) income           ($  167)   ($1,310)   ($6,839)   $   229    $   161
                             ======     ======     ======    =======    =======


Per share data, basic and diluted:

  Net loss from
   continuing operations    ($  .08)   ($  .11)   ($  .03)  ($   .10)  ($   .13)

  (Loss) income from
   discontinued
   operations                     -      ( .38)   (  2.39)       .21        .21

  Loss on disposal of
   discontinued
   operations                     -      ( .15)   (   .90)         -          -
                             ------     ------     ------    -------    -------
  Net (loss) income         ($  .08)   ($  .64)   ($ 3.32)   $   .11   $    .08
                             ======     ======     ======    =======    =======


Weighted average common
 shares and equivalents
 outstanding:
  Basic and diluted           2,137      2,058      2,058      2,067      2,058

Balance sheet:
  Total assets               $9,055     $6,880     $9,115    $27,364    $25,498
  Long-term debt             $  180     $    0     $    0    $ 1,581    $ 1,715





See notes to consolidated financial statements.




                                 12 OF 44 PAGES

Item 7.  Management's discussion and
         analysis of financial condition
         and results of operations:

Liquidity and capital resources:

         Working capital at December 31, 1997 was $1,469,000 as compared to $4,736,000 at December 31, 1996. The decrease of $3,267,000 was primarily due to the Company paying $3,600,000 in cash, plus expenses, in connection with the acquisition of Watkins Contracting, Inc. ("WCI"), offset in part by the addition of WCI's working capital.

         Net accounts receivable were $2,353,000 at December 31, 1997 as compared to $41,000 at December 31, 1996, an increase of $2,312,000. The increase was due to the addition of WCI's accounts receivable.

         Management believes that the Company's cash and cash equivalents at December 31, 1997 in addition to WCI's working capital line of credit and equipment line of credit, obtained in February 1998, and the Company's cash flow from operations, will provide it with all the funds necessary for its working capital and capital expenditures.

         The Company intends to pursue potential acquisitions in its industry. As of December 31, 1997, no commitments had been made and no material expenditures had been incurred in connection with any such potential acquisition. There is no assurance that the Company will complete any such potential acquisition. In the event the Company completes an acquisition, it may require additional capital for the acquisition consideration and/or the additional working capital needs of an acquired business.

         The Company has performed an assessment of its Year 2000 issues. Management believes that the Company's material operating systems, including hardware and software, are Year 2000 compliant. Management believes that the Company will not incur material expenses or face material adverse consequences associated with Year 2000 issues.

Results of operations:

1997 Compared to 1996 -

         Revenues in 1997 consisted of WCI's contract revenues (from October 21, 1997, the date of the Company's acquisition of WCI) and consulting income. Revenues in 1996 consisted solely of consulting income. Contract revenues in 1997 were $2,248,000. Consulting income, which arose from the Company's agreement with a purchaser of its former Sportswear Division, decreased in 1997 as compared to 1996 due to a contractual reduction in the consulting fee from $75,000 in 1996 to $50,000 in 1997. The consulting agreement expired on December 31, 1997 and was not renewed.

         Gross profit in 1997 amounted to $962,000 as compared to $75,000 in 1996, an increase of $887,000. The increase is attributable to the addition of WCI's gross profit from October 21, 1997 to December 31, 1997.

         General and administrative expenses rose in 1997 compared to 1996 principally as a result of three factors: (1) the addition of WCI's general and administrative expenses for the period from October 21, 1997 to December 31, 1997; (2) the growth in expenses in connection with the Company's acquisition search, including increased personnel expenses; and (3) expenses which were no longer allocated to discontinued operations.


                                 13 OF 44 PAGES

         Interest income-net decreased to $137,000 in 1997 from $247,000 in 1996, a reduction of $110,000. The decrease was due to the Company's lower average cash balance in 1997, particularly after the acquisition of WCI and the related reduction of cash of more than $3,600,000, and to interest expense incurred by WCI.

         Amortization of goodwill and other income did not exist in 1996. In 1997, they were attributable to the acquisition of WCI, which was accounted for as a purchase.

         Provision for income taxes grew to $48,000 in 1997 from $9,000 in 1996, an increase of $39,000. The increase was due to the Company's new status in 1997 as a taxpayer in California. In both 1997 and 1996, the Company recorded no provision for federal income taxes as the Company incurred net losses in both years, and has a net operating loss carryforward to offset non-deductible expenses. State income taxes for states other than California represents franchise taxes in both years.

1996 compared to 1995 -

         Revenues in both 1996 and 1995 consisted of consulting income, which arises from the Company's agreement with a purchaser of its former Sportswear Division. It rose in 1996 as compared to 1995 due to the agreement being in effect for twelve months in 1996 versus six months in 1995.

         General and administrative expenses rose in 1996 compared to 1995 primarily as a result of expenses which were no longer allocated to its discontinued operations. During 1995, many of such expenses were allocated to the Company's discontinued operations until the sale of the Sportswear Division as of June 30, 1995.

         Interest income-net increased to $247,000 in 1996 from $121,000 in 1995. The increase was due to the fact that the Company generates interest income on its net cash balances only, and during 1996 had a net cash balance for twelve months as compared to 1995 when the Company did not generate a net cash balance until July.

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

Forward-Looking Information

         From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward- looking statements may be included in, but not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend,"


                                 14 OF 44 PAGES

"expectation," "growing," "will be," "will require," "likely result," "expected," "continued," "anticipated," "estimated," "projected," "potential," "opportunity," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

         Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's growing needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital for growth and potential acquisitions, the availability of suitable acquisitions on terms management deems acceptable, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
















                                 15 OF 44 PAGES

Item 8.  Financial statements and
         additional financial data



                         REXX ENVIRONMENTAL CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          FILED WITH THE ANNUAL REPORT
                           OF THE COMPANY ON FORM 10-K


                                                                            Page

Report of independent accountants                                             17

Consolidated balance sheets at December 31, 1997 and 1996                     18

Consolidated statements of operations for the years ended
 December 31, 1997, 1996 and 1995                                             19

Consolidated statements of stockholders' equity for the years
 ended December 31, 1997, 1996 and 1995                                       20

Consolidated statements of cash flows for the years ended
 December 31, 1997, 1996 and 1995                                             21

Notes to consolidated financial statements                                 23-34





















                                 16 OF 44 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of

REXX Environmental Corporation


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of REXX Environmental Corporation (formerly Oak Hill Sportswear Corporation) and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

New York, New York
March 4, 1998







                                 17 OF 44 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                                         December 31,
                                                        1997      1996
             Assets

Current assets:
  Cash and cash equivalents                           $   710   $ 5,314
  Accounts receivable - net                             2,353        41
  Costs in excess of billings                             600         0
  Assets held for sale                                  1,350     1,428
  Other current assets                                    142        97
                                                      -------   -------

             Total current assets                       5,155     6,880

Property and equipment, net                               718         0
Goodwill                                                3,125         0
Other assets                                               57         0
                                                      -------   -------

                                                      $ 9,055   $ 6,880
                                                      =======   =======


             Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                   $ 1,015   $   500
  Accounts payable                                      1,153        71
  Billings in excess of costs                             238         0
  Accrued expenses                                        752     1,072
  Deposit on asset held for sale                          152         0
  Income taxes payable                                    376       501
                                                      -------   -------

               Total current liabilities                3,686     2,144
                                                      -------   -------

Long-term debt, net of current portion                    180         0
                                                      -------   -------
Other long-term liabilities                                50         0
                                                      -------   -------

Stockholders' equity - see accompanying statement:
  Preferred stock, $1.00 par value, authorized
    1,000,000  shares; -0- shares issued
  Common stock,  $.02  par  value, authorized
    12,000,000 shares; 5,279,828 and
    4,869,828 shares issued                               105        97
  Capital in excess of par value                       27,925    27,363
  Retained earnings (accumulated deficit)              (5,883)   (5,716)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                (17,008)  (17,008)
                                                      -------   -------

               Total stockholders' equity               5,139     4,736
                                                      -------   -------

                                                      $ 9,055   $ 6,880
                                                      =======   =======

       See notes to consolidated financial statements.


                                 18 OF 44 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Dollars in thousands except
                               per share amounts)


                                             Years ended December 31,

                                           1997        1996       1995

Revenues                                 $ 2,298     $    75    $    38

Cost of services                           1,336           0          0
                                         -------     -------    -------

Gross profit                                 962          75         38

General and administrative
 expenses                                  1,226         531        215
                                         -------     -------    -------

Loss from operations                        (264)   (    456)   (   177)

Other income:
 Interest income, net                        137         247        121
 Other income                                  8           0          0
                                         -------     -------    -------

Loss from continuing operations
  before provision for
  taxes                                     (119)       (209)       (56)

Provision for taxes                           48           9         14
                                         -------     -------    -------

Loss from continuing
  operations                                (167)       (218)       (70)
                                         -------     -------     ------

Discontinued operations:
  Loss, net                                    0        (792)   ( 4,908)
  Loss on disposal, net                        0        (300)   ( 1,861)
                                         -------     -------     ------

                                               0      (1,092)   ( 6,769)
                                         -------     -------     ------

  Net loss                                 ($167)    ($1,310)   ($6,839)
                                         =======     =======     ======

Per share data (basic and diluted):
  Loss from continuing
    operations                             ($.08)   ($   .11)    ($ .03)
                                           -----       -----      -----

  Discontinued operations:
    Loss, net                                .00    (    .38)    ( 2.39)
    Loss on disposal, net                    .00    (    .15)    (  .90)
                                           -----       -----      -----

                                             .00    (    .53)    ( 3.29)
                                           -----       -----      -----

    Net loss                               ($.08)      ($.64)    ($3.32)
                                           =====       =====      =====


                 See notes to consolidated financial statements.


                                 19 OF 44 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)




                                                             Retained   Total
                          Common stock          Capital in   earnings   stock-
                     Shares    Par       In      excess of   (accum.    holders'
                     Issued   Value   treasury   par value   deficit)   equity


Balance, December
 31, 1994            4,870    $97    ($17,008)    $27,363     $2,433    $12,885

Net loss for
 the year ended
 December 31, 1995                                           ( 6,839)   ( 6,839)
                     -----    ---     -------      ------     ------     ------

Balance, December
 31, 1995            4,870     97    ( 17,008)     27,363    ( 4,406)     6,046

Net loss for
 the year ended
 December 31, 1996                                           ( 1,310)   ( 1,310)
                     -----    ---     -------      ------     ------     ------

Balance, December
 31, 1996            4,870     97    ( 17,008)     27,363    ( 5,716)     4,736

Shares issued in
 connection with
 acquisition           400      8                     542                   550

Shares issued
 upon exercise
 of stock options       10      -                      20                    20

Net loss for
 the year ended
 December 31, 1997                                           (   167)   (   167)
                     -----   ----     -------     -------     ------     ------

Balance, December
 31, 1997            5,280   $105    ($17,008)    $27,925    ($5,883)    $5,139
                     =====   ====     =======     =======     ======     ======


   See notes to consolidated financial statements.












                                 20 OF 44 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,

                                                 1997     1996     1995
Cash flows from operating activities:
  Net loss                                    ($   167) ($1,310) ($6,839)
  Adjustments to reconcile net loss
    to net cash provided
    by operating activities:
    Loss on disposal of disc. operations             -      300    1,861
    Depreciation and amortization                  223        -      251
                                               -------   ------   ------

                                                    56  ( 1,010) ( 4,727)

  Changes in assets and liabilities           (  1,478)      75    2,984
                                               -------   ------   ------

    Net cash used in
     operating activities                     (  1,422) (   935) ( 1,743)
                                               -------   ------   ------

Cash flows from investing activities
  Acquisition of WCI                          (  3,883)       -        -
  Capital expenditures                        (    105)       -        -
  Net proceeds on disposal of
    discontinued operations                        648      926   15,168
  Deposit on asset held for sale                   143        -        -
                                               -------   ------   ------
  Net cash (used in) provided by
    investing activities                      (  3,197)     926   15,168
                                               -------   ------   ------

Cash flows from financing activities:
  Exercise of options                               20        -        -
  Net increase (decrease) in
  short term borrowings                             17        -  ( 7,199)
  Principal payment of long-term debt         (     22)    (500)    (735)
                                               -------   ------   ------

Net cash provided by (used in)
  financing activities                              15  (   500) ( 7,934)
                                               -------   ------   ------

Net (decrease) increase in cash               (  4,604)    (509)   5,491

Cash at beginning of year                        5,314    5,823      332
                                               -------   ------   ------

Cash at end of year                            $   710   $5,314   $5,823
                                               =======   ======   ======



   See notes to consolidated financial statements.






                                 21 OF 44 PAGES

Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                       ($   609)  $  438   $9,144
    Inventories                                      -        -   (1,922)
    Costs in excess of billings               (     64)       -        -
    Other current assets                            80       62        -
    Other assets                                     4        -      308
    Billings in excess of costs                     23        -        -
    Accounts payable and accrued expenses     (    526) (   404) ( 4,732)
    Accrued income taxes                      (    386)     (21)     186
                                               -------   ------   ------
                                              ($ 1,478)  $   75   $2,984
                                               =======   ======   ======

Cash paid during the year for:

       Interest                                $    38   $   67   $1,073
       Income Taxes (including
         interest thereon)                         633       30       24

Noncash investing activities:

  Capital stock issued for acquisition             550        -        -

Details of acquisition:

  Fair value of assets acquired                  6,968        -        -
  Liabilities assumed                         (  2,535)       -        -
  Stock issued                                (    550)       -        -
                                               -------   ------   ------

  Cash paid                                      3,883        -        -
Less cash acquired                            (     27)       -        -
                                               -------   ------   ------

Net cash paid for acquisition                  $ 3,856        -        -
                                               =======   ======   ======

                 See notes to consolidated financial statements.














                                 22 OF 44 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES:

A. Basis of presentation and principles of consolidation:

   REXX Environmental Corporation's (the "Company") consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") (since its acquisition by the Company on October 21, 1997) and Oak Hill Sportswear Holding Corporation, which was inactive. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

B. Cash and cash equivalents:

   Cash equivalents include all highly liquid debt instruments (primarily U.S. Treasury obligations) purchased with original maturities of less than three months.

C. Goodwill:

   Goodwill represents the excess of the cost of the business acquired, WCI, over the fair value of its net tangible assets. Goodwill is amortized using the straight line method over a 15 year period. Amortization of goodwill for 1997 was $41,000.

D. Pension and profit-sharing plans:

   The Company has defined contribution pension and profit-sharing plans covering eligible employees and WCI has a defined contribution 401K plan covering eligible employees. Costs for these plans are funded as accrued and there are no prior service costs with respect to these plans.

E. Net loss per share:

   In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of of the statement of operations. Net loss per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for 1997, 1996 and 1995 were 2,136,905, 2,057,576 and 2,057,576, respectively

   Net loss used in the computation of basic and diluted net loss per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

   Options to purchase 195,000, 184,000, and 74,000 shares at prices ranging from $2.00 to $4.25 per share were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares in the respective years.


                                 23 OF 44 PAGES

F. Method of Income Recognition:

   The percentage-of-completion method of accounting for construction contracts is used in the financial statements. Under this method, revenues and related income are recognized as the work on the contract progresses. Generally, such income represents the percentage of estimated total income that costs incurred to date bear to estimated total costs. When current estimates of total contract costs indicate a loss on a contract, provision is made in the financial statements for the entire estimated amount of the loss. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to cost and income and are recognized in the period in which the revisions are determined.

   Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

    Amounts earned on specific projects in excess of billings are treated as a current asset and billings in excess of earnings are treated as a current liability.

G. Contract Receivables:

   The Company uses the reserve method for uncollectible accounts; the allowance for doubtful accounts totaled $35,000 at December 31, 1997 and $0 at December 31, 1996.

H. Property and Equipment:

   Property and equipment is carried at cost and depreciated using the straight line method over the estimated useful lives of the individual assets, generally three to ten years for all assets.

I. Revenues:

   Consulting fees are recognized as earned. Consulting income for 1997, 1996 and 1995 was $50,000, $75,000 and $37,500, respectively.

J. Stockholders' equity:

   The Board of Directors has been authorized to have the Company issue preferred stock, to establish and designate series, to fix the number of shares and to determine the rights and preferences. The shares have not been issued and the terms, rights and preferences have not been established.

K. Fair value of financial instruments:

   The fair value of the Company's financial instruments (cash, receivables, payables and mortgage note) approximates the carrying value due to the relatively short-term nature of these assets.

L. Use of estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the


                                 24 OF 44 PAGES
date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates made with respect to these financial statements relate to job costs and the percentage completion of each job. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION AND CONSOLIDATED CONDENSED PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     On October 21, 1997, the Company completed the acquisition of 100% of the outstanding shares of WCI, a privately-owned, San Diego-based environmental remediation contractor. Founded in 1991, WCI provides asbestos abatement, hazardous materials and soil remediation, and demolition services, primarily in California, to commercial and governmental clients. The total consideration consisted of (a) $3,600,000 in cash, using cash on hand, (b) 400,000 shares of restricted REXX Environmental Corporation common stock and (c) rights entitling the former owners of WCI to sell up to 50,000 shares per quarter of the common stock back to the Company starting in April, 1999, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1998, and to sell up to an additional 50,000 shares per quarter back to the Company starting in April, 2000, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1999. The acquisition was accounted for using the purchase method of accounting. Acquisition costs in excess of the fair value of net tangible assets acquired amounted to approximately $3,166,000, representing goodwill. The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of acquisition, as follows:

          Working capital             $  685,000
          Property and equipment       1,204,000
          Other assets                    61,000
          Goodwill                     3,166,000
          Other liabilities             (683,000)
                                        --------
          Purchase price              $4,433,000
                                      ==========

     The following condensed unaudited pro forma statements reflect the results of operations of the Company as if the acquisition had been consummated at the beginning of 1997 and 1996. The unaudited pro forma financial information presented herein does not necessarily reflect the results of operations and financial position of the Company had the acquisition actually taken place on these dates.

                        Consolidated Condensed Pro Forma
                            Statements of Operations
                                   (unaudited)

                                               1997             1996
                                            -----------      ----------

Revenues                                    $10,350,000      $6,919,000
                                            -----------      ----------
Income from operations                        1,180,000         563,000
Other income                                     36,000          47,000
                                            -----------      ----------
Income before income taxes                    1,216,000         610,000
Income taxes                                    151,000          85,000
                                            -----------      ----------
Net income                                  $ 1,065,000      $  525,000
                                            ===========      ==========

Pro forma net income per share                    $0.43           $0.21







                                 25 OF 44 PAGES

NOTE 3 - ACCOUNTS RECEIVABLE:

    Accounts receivable at December 31, 1997 and 1996 are as follows:

                                               1997             1996
                                            ----------       ---------

    Contracts in progress:
      Currently receivable                  $  902,000       $       0
      Unbilled retentions                      149,000               0
                                            ----------       ---------
                                             1,051,000               0
                                            ----------       ---------

    Completed contracts:
      Currently receivable                     949,000               0
      Retentions receivable                    361,000               0
                                            ----------       ---------
                                             1,310,000               0
                                            ----------       ---------

    Other accounts receivable                   27,000          41,000
                                            ----------       ---------
                                             2,388,000          41,000

    Less allowance for
      doubtful accounts                    (    35,000)              0
                                            ----------       ---------

                                            $2,353,000       $  41,000
                                            ==========       =========

     During the short period from the date of the Company's acquisition of WCI, October 21, 1997, to December 31, 1997, one customer accounted for approximately 28% of the Company's revenues, due to the completion of a large project during the period.

NOTE 4 - CONTRACTS IN PROGRESS:

     Contracts in progress at December 31, 1997 are as follows:

     Costs incurred on contracts in progress        $1,325,000
     Estimated earnings on contracts
       in progress                                     704,000

     Total costs and estimated earnings              2,029,000
     Less billings to date                         ( 1,667,000)
                                                     ---------

                                                    $  362,000
                                                    ==========

     Contracts in progress are included in the accompanying balance sheet under the following headings:

     Costs and estimated earnings in
       excess of billings on contracts
       in progress                                  $  600,000

     Billings in excess of costs and
       estimated earnings on contracts
       in progress                                 (   238,000)
                                                    ----------

                                                    $  362,000
                                                    ==========






                                 26 OF 44 PAGES

NOTE 5 - ASSETS HELD FOR SALE:

     In connection with the acquisition of WCI, WCI owned certain land for which WCI had an agreement with Envira Minerals, Inc. ("Envira") whereby Envira (whose minority stockholders include the former owners of WCI) would purchase the land from WCI at an agreed-upon price. Until Envira is able to obtain financing for the acquisition of this land, Envira has agreed to reimburse WCI for all monthly payments due under a loan from the Small Business Administration. Pursuant to the stock purchase agreement between the Company and the former owners of WCI, the former owners of WCI were obligated to purchase the land from WCI in the event the land was not sold to Envira or any other party during a specified time period. During December 1997, WCI received a deposit from the former owners of WCI towards the purchase of the land. During February 1998, the Small Business Administration loan secured by the land was repaid by the former owners of WCI. As of March 4, 1998, WCI is in the process of transferring title to the land to the former owners of WCI. WCI and the Company will recognize no gain or loss on the sale of the land.

     The Company owns a warehousing facility in Mississippi, which is approximately 64,000 square feet. During November 1997, the Company leased the facility to an unaffiliated company, with an option to purchase on the part of the lessee. The Company is currently seeking to sell the facility.

NOTE 6 - PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1997 consisted of:

         Machinery and equipment                 $350,000
         Office equipment                          90,000
         Furniture and fixtures                     7,000
         Leasehold improvements                    41,000
         Vehicles                                 252,000
                                                 --------
                                                  740,000
         Less accumulated depreciation            (22,000)

         Net property and equipment              $718,000
                                                 ========

     Depreciation expense for the year ended December 31, 1997 was $22,000.

NOTE 7 - LONG-TERM DEBT:

     The Company has an outstanding mortgage note, which is secured by land and a building in Mississippi (and, from September 1995 through December 1996, by a $1,000,000 certificate of deposit and, since December 1996, by a $500,000 certificate of deposit) which carries an interest rate of 5.01%. The principal balance of the mortgage was $1,000,000 at December 31, 1995. During 1996, $500,000 of the principal balance of the mortgage was paid. The Company has classified this as a current liability as it is likely that part or all of such note will be repaid in 1998.







                                 27 OF 44 PAGES

     WCI acquired vehicles and equipment under long-term purchase contracts which were secured by the related assets. Vehicles and equipment under purchase contracts had a net book value of $313,000 at December 31, 1997. WCI also acquired vehicles and equipment under the provisions of 2 long-term leases. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The two leases expire in December 1998. Leased equipment under capital lease had a cost of $87,000, accumulated amortization of $2,000 and a net book value of $85,000 at December 31, 1997. Amortization of the leased equipment is included in depreciation expense.

Long-term debt at December 31, 1997 included:

Debt on assets held for sale                          $  918,000
Purchase contracts (at interest
 rates of 7.9% to 11.7% and with
  maturities from 4/99 to 11/02):                        266,000

Capitalized leases:
Total minimum lease payments                              12,000
Less amounts representing interest                   (     1,000)
                                                      ----------
                                                          11,000
Present value of long-term debt
 and capitalized leases                                1,195,000

Less current portion of long-term debt                 1,015,000
                                                      ----------

Long-term debt, net of current portion                $  180,000
                                                      ==========

Maturities on long-term debt and capitalized leases:

                           1998                       $1,015,000
                           1999                           69,000
                           2000                           48,000
                           2001                           33,000
                           2002                           30,000
                                                      ----------

   Total maturities                                   $1,195,000
                                                      ==========

     Interest expense for the years ended December 31, 1997 and 1996 was $38,000 and $52,000, respectively.

NOTE 8 - STOCK OPTIONS:

     On October 11, 1994, the Board of Directors adopted a Non-Qualified Stock Option Plan (the "Plan") covering up to 199,250 shares of the Company's Common Stock. The Plan provides that (1) the option price per share is to be not less than 50% of the fair market value of the stock on the date of the grant and (2) options granted shall be for a term of not more than five years and shall become exercisable in equal installments in each year of the term on a cumulative basis, other than the first year, or to the extent that the Board of Directors shall determine. No option may be granted under the Plan after October 11, 2004. On April 22, 1996, the Board of Directors approved an amendment to the Plan, which was also approved by a majority of shareholders at the Company's Annual Meeting held on June 26, 1996. The amendment provides that the Plan is permitted to grant options to non-employee directors and provides that each director who is not an employee of the Company shall receive options to purchase 15,000 shares at the then-current market price for the Company's stock upon joining the Board.



                                 28 OF 44 PAGES

     At December 31, 1997, the Company reserved 189,250 shares of its Common Stock for the purposes of the Plan. At that date, there were 195,000 options outstanding at exercise prices of $2.00-$4.25. A total of 5,750 of the 195,000 options outstanding at December 31, 1997 were subject to approval by a majority of the Company's shareholders of amendments to the Plan. The amendments, which provide for (1) reserving from the Company's authorized but unissued shares of Common Stock 250,000 shares for issuance on exercise of options which may be granted under the Plan, (2) increasing the maximum number of shares for which a person may receive options under the Plan from 100,000 shares to 150,000 shares and (3) adding the incentive to key employees of any business which the Company acquires or in which it acquires an interest to continue in its employ, by the grants of options under the Plan to such employees, as a purpose of the Plan, were approved by the Board of Directors, subject to shareholder approval, on December 3, 1997. Such approval was received at a special meeting of shareholders held on February 17, 1998.



























                                 29 OF 44 PAGES

     Additional information concerning stock options under the Plan is summarized as follows:

                                                                 Number of
                                       Weighted    Number of      Options
                           Range of    Average      Options      Available
               Number      Exercise    Exercise    Exercisable   For Future
             of Shares      Prices      Price      At Year End     Grant
             ---------     --------    --------    -----------   ----------

Options
outstanding
at Jan. 1,
1995          174,000     $3.63-$4.25    $4.07           -          25,250
Granted         -              -           -             -            -
Exercised       -              -           -             -            -
Terminated   (100,000)     3.63- 4.25     3.94           -            -
              -------     -----------    -----         ----         ------

Options
outstanding
at Dec. 31,
1995           74,000     $4.25          $4.25        18,500       125,250
Granted       110,000      2.00           2.00           -            -
Exercised        -             -           -             -            -
Terminated       -             -           -             -            -
              -------     -----------    -----        ------       -------

Options
outstanding
at Dec. 31,
1996          184,000     $2.00-$4.25    $2.90        37,000        15,250
Granted        41,000      3.00- 4.00     3.55           -            -
Exercised     (10,000)     2.00           2.00           -            -
Terminated    (20,000)     2.00           2.00           -            -
              -------     -----------    -----        ------       -------

Options
Outstanding
at Dec. 31,
1997          195,000     $2.00-$4.25    $3.18        82,167          -
              =======     ===========    =====        ======       =======

     As of December 31, 1997, 1996 and 1995, the weighted average remaining contractual life of outstanding options was approximately 3.8 years, 3.9 years and 3 years, respectively.

     As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair values at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock- Based Compensation, the Company's 1997 net loss and net loss per share would have been impacted by $14,000 and $0.01 per share, respectively. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: expected volatility of 63.3% and 34.2%, risk free interest rate of 5.48% and 6.37%, expected option term of 5 years for all options issued and no dividend yield or forfeiture rate for all options granted.


                                 30 OF 44 PAGES

NOTE 9 - TAXES:

     Provision for taxes consists of the following components:

                                           1997       1996       1995

     Current                             $48,000    $ 9,000    $14,000
     Deferred                                  -          -          -
                                         -------    -------    -------

        Total                            $48,000    $ 9,000    $14,000
                                         =======    =======    =======


     The provisions for 1997, 1996 and 1995 represent state and local taxes. There is no provision for federal income taxes as the Company had net losses in 1997, 1996 and 1995. At December 31, 1997, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $11,632,000 that begin to expire in the year 2007.

     A reconciliation of the statutory income tax rate and the effective tax rates for 1997, 1996 and 1995 follows:
                                           1997       1996       1995
                                           ----       ----       ----

     Statutory rate                        34.0%      34.0%      34.0%
     State and local taxes                (26.6)       (.5)         -
     Amortization and other
       non-deductible expenses            (16.3)      (1.1)       (.6)
     Net operating loss carryforward                     -          -
     Valuation allowance                  (31.4)     (33.1)     (33.6)
                                           ----       ----       ----

                                          (40.3%)    (  .7%)       .2%
                                           =====      =====      =====


     The following summarizes the significant components of deferred tax (liabilities) assets:

                                       December 31,     December 31,
                                           1997             1996
                                       ------------     ------------
     Accrued expenses                  $   88,000       $  110,000
     Inventory                                 -            17,000
     Operating loss carryforward        3,955,000        3,822,000
     Capital loss carryforward            121,000          121,000
                                        ---------       ----------
     Gross deferred tax assets          4,164,000        4,070,000
                                        ---------       ----------
     Deferred tax asset valuation
      allowance                         4,164,000        4,070,000
                                        ---------       ----------
     Deferred Taxes                    $        0       $        0
                                       ==========       ==========


     During 1995, the Internal Revenue Service ("IRS") completed a field audit of the Company's tax returns for the years 1990 through 1992. As a result of the field audit, the IRS issued a "30 day letter," assessing a claim of approximately $1,400,000, including interest. The Company, believing it had meritorious defenses against such assessment, filed an appeal. In February 1997, the Company and the IRS reached a settlement which resulted in the payment of approximately $550,000 in tax and interest. The major issue of dispute in the audit process was the timing of a particular




                                 31 OF 44 PAGES
deduction relating to inventory. Although the settlement includes a disallowance of a portion of the Company's inventory deduction in the particular year taken, the Company was entitled to the deduction in a subsequent tax year.

NOTE 10 - PROFIT-SHARING AND PENSION PLANS:

     The Company has a non-contributory profit-sharing plan which provides for annual contributions, at the discretion of the Board of Directors, of between 2% and 15% of the defined compensation of eligible employees. Profit-sharing expense was $3,800 in 1997, $7,500 in 1996 and $93,000 in 1995.

     The Company also has defined contribution (money purchase) pension plans that cover employees who meet specified eligibility requirements. The contributions required under the plans vary; however, the Company principally contributes 1% of the first $20,000 and 4% above $20,000 (limited to an additional $130,000) of the defined compensation of eligible employees. Pension expense was $6,400 in 1997, $37,000 in 1996 and $91,000 in 1995.

     WCI has a 401(k) profit sharing plan ("the 401(k) Plan") in which employees become eligible to participate in the 401(k) Plan after six months of service and having reached the age of 21 years. Participation by the employee is at the employee's option. WCI's match of the employee's contributions equals 25% of each participant's salary reduction, not to exceed 6% of the participant's compensation. WCI may also make discretionary contributions to the 401(k) Plan for the benefit of the employees.

     Employees are 100% vested in their employee contributions and begin vesting at 20% in WCI's contributions starting with their first year of service. Their vesting portion increases by 20% per year of service until the fifth year of service when the employee is 100% vested in the employer contributions. Employer contributions for the 1997 period from October 21, to December 31, 1997 were $1,300. Voluntary employee contributions into the plan for the period from October 21, 1997 to December 31, 1997 were $5,800.

NOTE 11 - ACCRUED EXPENSES:

     Accrued expenses at December 31 consist of:

                                                1997         1996

         Salaries, wages and
          related expenses                    $241,000    $        -
         Transaction costs                     140,000             -
         Pension and profit-sharing
                 plans                          12,000        20,000
         Accrual related to
          discontinued operations              305,000     1,033,000
                Other                           54,000        19,000
                                              --------    ----------
                                              $752,000    $1,072,000

NOTE 12 - CONCENTRATION OF CREDIT RISK:

     The Company's customers, contracts and projects are located primarily in California. The Company extends credit to its customers, a large percentage of which are general contractors. The majority of the Company's contracts are secured or securable by construction liens.


                                 32 OF 44 PAGES

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under operating leases. Future minimum lease payments, net of sublease income, under these leases are as follows:

                                  1998          $132,000
                                  1999            55,000
                                                --------
                                                $187,000

     The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, these matters are not anticipated to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

     See Note 2 regarding contingencies related to the acquisition of WCI.

NOTE 14 - DISCONTINUED OPERATIONS:

     Pursuant to an Asset Purchase Agreement between the Company and Donnkenny Apparel, Inc. ("Donnkenny"), dated as of May 23, 1995, as amended (the "Asset Purchase Agreement"), the Company completed, on July 24, 1995, the sale (the "Sale") of the business and certain assets of its Sportswear Division. The Sale occurred as of June 30, 1995, subject to the approval of the Company's shareholders. Such shareholder approval was obtained on July 24, 1995. The assets sold included the inventory, certain fixed assets, security deposits, trade names and trademarks, contracts and goodwill of the Company's Sportswear Division.

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

     At the Company's 1995 Annual Meeting, held on July 24, 1995, shareholders approved the future sale of the Harmal Division of the Company. The Company's Board of Directors had authorized management to seek a purchaser for the Harmal Division. As of December 31, 1996, the Harmal Division was being treated as a discontinued operation and its assets are being carried as assets held for sale.


                                 33 OF 44 PAGES

     Harmal's reduced sales level during 1996 was insufficient to cover its operating expenses, resulting in significant operating losses. These operating losses prevented the Company from completing a transaction to sell the Harmal Division. As a result, Management undertook a plan to phase out this business and sell Harmal's assets on an orderly basis to recoup a portion of the Company's investment in the Division's operating assets. As of December 31, 1997, the phase out of the Harmal Division's business and the sale of its operating assets was entirely complete.

     Sales made by the Company's Sportswear Division (until its sale as of June 30, 1995) and Harmal Division in the aggregate in 1997, 1996 and 1995 were $82,000, $3,697,000 and $35,086,000, respectively.

















                                 34 OF 44 PAGES

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

Item 11.  Executive compensation:

     Incorporated by reference to information under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee's Report", "Performance Graph" and "Fees Paid to Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A.

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








                                 35 OF 44 PAGES

                                     PART IV

Item 14.  Exhibits, Financial Statement
           Schedules, and Reports on
           Form 8-K:

                                                               Filed herewith or
                                                               incorporated by
                                                               reference to:
                                                               -----------------

(a) Documents filed as part of this Form 10-K:

   1. Consolidated financial statements. The consolidated financial statements filed as part of this Form 10-K are listed on the index thereto, on page 16 hereof.

   2. Financial statement schedule. Report of independent accountants on financial statement schedule.

      Schedule for the three years ended December 31, 1997, 1996 and 1995:

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

      (3) Articles of Incorporation and By-Laws.

          (a)(1) Certificate of                  Exhibit 3.1 to the
                 Incorporation, as               Company's Form 10-K's
                 amended.                        for its years ended
                                                 December 31, 1980 and
                                                 December 31, 1983, and
                                                 Exhibit 6 to its Form
                                                 10-Q for its quarter
                                                 ended June 30, 1988.

             (2) Amendment to Certificate        Exhibit 3(a)(2)
                 of Incorporation filed          filed herewith
                 February 18, 1998,
                 effecting name change to
                 REXX Environmental
                 Corporation

          (b) By-laws, as amended.               Exhibit 3(c) to the
                                                 Company's Form 10-K
                                                 for its year ended
                                                 December 31, 1986,
                                                 and Exhibit C-1 to
                                                 its proxy statement
                                                 dated May 13, 1987


                                 36 OF 44 PAGES

                                                 Filed herewith or
                                                 incorporated by
                                                 reference to:
                                                 -----------------
     10. Material Contracts.

         (f)(1) Non-Qualified Stock              Exhibit 10 (iii) to
                      Option Plan.               the Company's Form 10-Q
                                                 for its quarter ended
                                                 September 30, 1994.

            (2) Amendment to Non-Qualified       Exhibit 10(f)(2)
                Stock Option Plan, adopted       filed herewith
                February 17, 1998.

         (g) Relating to Note with Deposit
             Guaranty National Bank.

             (1)  Note to Deposit Guaranty       Exhibit 10(g)(1) to the
                  National Bank dated            Company's Form 10-K for
                  July 15, 1992.                 year ended December 31,
                                                 1992.

             (2)  Land Deed of Trust to          Exhibit 10(g)(2) to
                  Deposit Guaranty               the Company's Form
                  National Bank dated            10-K for its year ended
                  July 15, 1992.                 December 31, 1992.

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









                                 37 OF 44 PAGES

                                                 Filed herewith or
                                                 incorporated by
                                                 reference to:
                                                 -----------------
         (i) Relating to the Purchase of
             Watkins Contracting, Inc.:

             (1) Stock Purchase Agreement,       Exhibit 2.1 to the
                 dated October 21, 1997,         Company's Form 8-K
                 between Oak Hill                dated October 30, 1997.
                 Sportswear Corporation,
                 as Buyer, and Greg S.
                 Watkins and Daren J.
                 Barone,  as Sellers,
                 together with a list
                 identifying the  contents
                 of items in a Disclosure
                 Letter  provided for in
                 said Agreement pertaining
                 to certain provisions
                 thereof.

             (2) Rights Agreement, dated         Exhibit 2.2 to said
                 October 21, 1997, between       Form 8-K.
                 Oak Hill Sportswear
                 Corporation and Greg S.
                 Watkins.

             (3) Rights Agreement, dated         Exhibit 2.3 to said
                 October 21, 1997, between       Form 8-K.
                 Oak Hill Sportswear
                 Corporation and Daren J.
                 Barone.

             (4) Employment Agreement, dated     Exhibit 2.4 to said
                 October 21, 1997, between       Form 8-K.
                 Watkins Contracting, Inc.
                 and Greg S. Watkins.

             (5) Employment Agreement, dated     Exhibit 2.5 to said
                 October 21, 1997, between       Form 8-K.
                 Watkins Contracting, Inc.
                 and Daren J. Barone.

    (24) (i) Consent of Price                    Exhibit 24(i) filed
             Waterhouse.                         herewith.

(b) The Company filed a Form 8-K, dated
    October 30, 1997, in the fourth
    quarter of its fiscal year ending
    December 31, 1997, reporting, under
    Item 2 thereof, its acquisition
    of Watkins Contracting, Inc. Such
    Form 8-K was supplemented on January
    2, 1998 by Form 8-K/A.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                 38 OF 44 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
and Stockholders of

REXX Environmental Corporation



             Our audits of the consolidated financial statements referred to in our report dated March 4, 1998 appearing on page 17 of the 1997 Annual Report on this Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PRICE WATERHOUSE LLP

New York, New York
March 4, 1998










                                 39 OF 44 PAGES

                                  SCHEDULE VIII

                         REXX ENVIRONMENTAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)


                                               Additions
                                             ------------
                              Balance   Charged    Charged            Balance
                              at be-    to costs   to other           at end
                              ginning     and      accounts   Deduc-    of
                              of year   expenses     (a)      tions    year
Description

Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1997             $  0       $  0     $    0   $     0    $ 35(b)
                               ====       ====     ======   = =====    ====

Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1996             $204       $  0     $    0   $   204    $  0
                               ====       ====     ======   = =====    ====

Reserves for allowances
 and doubtful accounts
 for the year ended
 December 31, 1995             $778       $242     $  999   $ 1,815    $204
                               ====       ====     ======   = =====    ====

(a)  Offset against sales.
(b)  Acquired in the purchase of WCI.















                                 40 OF 44 PAGES

                               S I G N A T U R E S


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  REXX ENVIRONMENTAL CORPORATION


By: /s/ Arthur L. Asch
    ----------------------------------------------------------------------------
    Arthur L. Asch, Chairman of the Board (Principal executive officer)

By: /s/ Michael A. Asch
    ----------------------------------------------------------------------------
    Michael A. Asch, President and Treasurer (Principal financial officer)

Date: March 26, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur L. Asch                         /s/ Michael A. Asch
-----------------------------------        -------------------------------------
Arthur L. Asch, Director                   Michael A. Asch, Director

Date:  March 26, 1998                      Date:  March 26, 1998


/s/ James L. Hochfelder                    /s/ Joseph Greenberger
-----------------------------------        -------------------------------------
James L. Hochfelder, Director              Joseph Greenberger, Director

Date:  March 26, 1998                      Date:  March 26, 1998


/s/ Brian A. Wasserman
-----------------------------------
Brian A. Wasserman, Director

Date:  March 26, 1998















                                 41 OF 44 PAGES