Form 10-Q
period 1998-03-31
REXX ENVIRONMENTAL CORP
filed 1998-05-14
CIK 12203

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998             Commission File Number  0-5613
                  --------------                                    -------



                      REXX ENVIRONMENTAL CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
          ----------------------------          ---------------
          (State or other jurisdiction          (I.R.S Employer
                 of incorporation)             Identification Number)



                   350 PARK AVENUE, NEW YORK, NEW YORK      10022
              ----------------------------------------    ----------
              (Address of principal executive offices)    (Zip Code)


                                (212) 750-7755
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



           ------------------------------------------------------
           (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES  __X__    NO ____

As of May 14, 1998, the registrant had 2,467,576 shares of common stock outstanding.

                      REXX ENVIRONMENTAL CORPORATION


                                     INDEX


PART I - Financial Information                                        PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    March 31, 1998 and December 31, 1997                               3

  Consolidated statements of operations -
    three months ended March 31, 1998 and 1997                         4

  Consolidated statements of cash flows -
    three months ended March 31, 1998 and 1997                         5

  Notes to consolidated financial statements                           6-7

Management's discussion and analysis of
  financial condition and results of operations                        8-9


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                             10

Signatures                                                             11

                        REXX ENVIRONMENTAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      (In thousands except share amounts)
                                  (Unaudited)


                                                          March 31,         December 31,
                                                            1998               1997
          Assets

Current assets:
  Cash and cash equivalents                              $    660            $    710
  Accounts receivable - net                                 2,996               2,353
  Costs in excess of billings                                 772                 600
  Assets held for sale                                        780               1,350
  Other current assets                                        150                 142
                                                         --------            --------

        Total current assets                                5,358               5,155

Property and equipment, net                                   719                 718
Goodwill                                                    3,072               3,125
Other assets                                                   52                  57
                                                         --------            --------

                                                         $  9,201            $  9,055
                                                         ========            ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                      $    590            $  1,015
  Notes payable-bank                                          230                   0
  Accounts payable                                          1,534               1,153
  Billings in excess of costs                                 111                 238
  Accrued expenses                                            819                 752
  Deposit on asset held for sale                                0                 152
  Income taxes payable                                        381                 376
                                                         --------            --------

        Total current liabilities                           3,665               3,686
                                                         --------            --------

Long-term debt, net of current portion                        159                 180
                                                         --------            --------
Other long-term liabilities                                    35                  50
                                                         --------            --------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued                105                 105
  Capital in excess of par value                           27,925              27,925
  Accumulated deficit                                      (5,680)             (5,883)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                    (17,008)            (17,008)
                                                         --------            --------

        Total stockholders' equity                          5,342               5,139
                                                         --------            --------

                                                         $  9,201            $  9,055
                                                         ========            ========

                See notes to consolidated financial statements.

                        REXX ENVIRONMENTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands except per share amounts)
                                  (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                 1998                 1997

Revenues                                       $ 4,203            $    13

Cost of services                                 2,953                  0
                                               -------            -------

Gross profit                                     1,250                 13

General and administrative expenses              1,026                170
                                               -------            -------

Income (loss) from operations                      224               (157)

Other income:
 Interest (expense) income, net                     (8)                55
 Other income                                        9                  0
                                               -------            -------

Income (loss) before provision
  for taxes                                        225               (102)

Provision for taxes                                 22                  5
                                               -------            -------

Net income (loss)                              $   203            ($  107)
                                               =======            =======

Per share data:
  Basic                                        $   .08            ($  .05)
  Diluted                                      $   .08            ($  .05)

Weighted average shares outstanding:
  Basic                                          2,468              2,058
  Diluted                                        2,533              2,058





           See notes to consolidated financial statements.

                        REXX ENVIRONMENTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                              1998                1997
Cash flows used in operating activities:
    Net income (loss)                                        $   203            ($  107)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
    Depreciation and amortization                                 88                  0
                                                             -------            -------
                                                                 291               (107)

  Changes in assets and liabilities                          (   507)            (1,047)
                                                             -------            -------
     Net cash used in operating
      activities                                             (   216)            (1,154)
                                                             -------            -------

Cash flows from investing activities:
  Capital expenditures                                           (36)                 0
  Decrease in assets held for sale                               570                 11
  Deposit on asset held for sale                                (152)                 0
                                                             -------            -------

    Net cash provided by
     investing activities                                        382                 11
                                                             -------            -------

Cash flows from financing activities:
    Net short-term borrowings                                    230                  0
    Principal payment of long-term debt                         (446)                 0
                                                             -------            -------
      Net cash used in financing activities                     (216)                 0
                                                             -------            -------

Net decrease in cash                                             (50)            (1,143)

Cash at beginning of period                                      710              5,314
                                                             -------            -------

Cash at end of period                                        $   660            $ 4,171
                                                             =======            =======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                      ($  643)           ($   16)
    Costs in excess of billings                                 (172)                 0
    Other current assets                                          (8)               (13)
    Other assets                                                   5                  0
    Billings in excess of costs                                 (127)
    Accounts payable and accrued expenses                        448               (665)
    Income taxes payable                                           5               (353)
    Other liabilities                                            (15)                 0
                                                             -------            -------
                                                            ($   507)           ($1,047)
                                                             =======            =======


  Cash paid - net during the period for:
    Interest                                                 $    16            $     4
    Income taxes (including interest thereon)                $    18            $   557


                        REXX ENVIRONMENTAL CORPORATION

                  Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Consolidation and General

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") (since its acquisition by the Company on October 21, 1997) and Oak Hill Sportswear Holding Corporation, which was inactive. Certain previously reported amounts have been reclassified to conform to the 1998 presentation. The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Annual Report on Form 10-K for its year ended December 31, 1997.


Note 2 - Acquisition and Consolidated Condensed Pro Forma Financial
         Information

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

     The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of acquisition, as follows:

              Working capital                   $  685,000
              Property and equipment             1,204,000
              Other assets                          61,000
              Goodwill                           3,166,000
              Other liabilities                (   683,000)
                                                ----------
              Purchase price                    $4,433,000
                                                ==========

     The following condensed unaudited pro forma statement reflects the results of operations of the Company as if the acquisition had been consummated at the beginning of 1997. The unaudited pro forma financial information presented herein does not necessarily reflect the results of operations and financial position of the Company had the acquisition actually taken place on these dates.

                       Consolidated Condensed Pro Forma
                            Statement of Operations
                                  (unaudited)

                                                   Three months ended
                                                     March 31, 1997
                                                   ------------------

Revenues                                               $2,607,000
                                                       ----------
Income from operations                                    307,000
Other income                                               20,000
                                                       ----------
Income before income taxes                                327,000
Income taxes                                               38,000
                                                       ----------
Net income                                             $  289,000
                                                       ==========

Pro forma net income per share                             $0.12
                                                           =====

Note 3 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for the first quarter ended March 31, 1998 were 2,467,576 and 2,533,151, respectively, and for the first quarter of 1997 were 2,057,576 for both computations.

     Net income (loss) used in the computation of basic and diluted net income
(loss) per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

     Options to purchase 254,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at March 31, 1998. The dilutive impact of such options is the addition of 65,575 shares to weighted average diluted shares outstanding for the first quarter of 1998 and less than $0.01 decrease in earnings per share. Options to purchase 184,000 shares at prices ranging from $2.00 to $4.25 per share were outstanding at March 31, 1997, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares in the first quarter of 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Liquidity and capital resources:

        Working capital at March 31, 1998 amounted to $1,693,000 compared to $1,469,000 at December 31, 1997, an increase of $224,000 primarily due to the net income for the period.

    Net accounts receivable were $2,996,000 at March 31, 1998 as compared to $2,353,000 at December 31, 1997, an increase of $643,000. The increase was due to higher revenues in the first quarter of 1998 compared to the fourth quarter of 1997.

    Management believes that the Company's cash and cash equivalents at March 31, 1998, in addition to WCI's working capital line of credit and equipment line of credit, obtained in February 1998, and the Company's cash flow from operations, will provide it with all the funds necessary for its working capital and capital expenditures.

    The Company intends to pursue potential acquisitions in its industry. As of March 31, 1998, no commitments had been made and no material expenditures had been incurred in connection with any such potential acquisition. There is no assurance that the Company will complete any such potential acquisition. In the event the Company completes an acquisition, it may require additional capital for the consummation of the acquisition and/or the additional working capital needs of an acquired business.

Results of operations:

     Revenues in 1998 consisted principally of WCI's contract revenues. Revenues in 1997 consisted solely of consulting income. Revenues in the quarter ended March 31, 1998 were $4,203,000. Consulting income, which arose from the Company's agreement with a purchaser of its former Sportswear Division, was $13,000 in the quarter ended March 31, 1997. The consulting agreement expired on December 31, 1997 and was not renewed.

    Gross profit in the first quarter of 1998 amounted to $1,250,000 as compared to $13,000 in 1997, an increase of $1,237,000. The increase is attributable to the addition of WCI's gross profit.

    General and administrative expenses rose in the quarter ended March 31, 1998 compared to the comparable period of 1997 principally as a result of the addition of WCI's general and administrative expenses and the growth in expenses in connection with the Company's administrative and corporate overhead.

    Interest (expense) income - net changed to an expense of $8,000 in the first quarter of 1998 from income of $55,000 in the first quarter of 1997, a reduction of $63,000. The decrease was attributable to the Company's net borrowing position in 1998 due to WCI's working capital and equipment lines of credit, compared to the Company's net cash position in 1997.

    Amortization of goodwill and other income did not exist in the first quarter of 1997. In 1998, they were attributable to the acquisition of WCI, which was accounted for as a purchase.

    Provision for income taxes grew to $22,000 in the quarter ended March 31, 1998 from $5,000 in the comparable period of 1997, an increase of $17,000. The increase was due to the Company's new status as a taxpayer in California. In both periods, the Company recorded no provision for federal income taxes as the Company has a net operating loss carryforward. State income taxes for states other than California represents franchise taxes in both years.

Forward looking information:

    The statements contained herein may contain forward looking statements relating to such matters as anticipated financial performance, business prospects, acquisition strategy, growth and similar matters. The Private Securities Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results expressed in the Company's forward looking statements such as intensified competition and its impact on revenues and profit margins, the availability of capital for growth and potential acquisitions, the availability of suitable acquisitions on terms management deems acceptable and other items described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II. OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders

    (a) A Special Meeting of the shareholders of the Company was held on February 17, 1998 for the purpose of considering proposals to:

         (1) change the Company's corporate name to REXX Environmental Corporation, and

         (2) amend the Company's Non-Qualified Stock Option Plan.

    (b) At said Special Meeting, the proposals were both approved by shareholders, with the following number of shares voted for, against and withheld:

                                 For        Against       Withheld
                                 ---        -------       --------

         Proposal #1         2,304,278        9,515         5,693
         Proposal #2         1,390,278      182,734         6,955


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         The Company filed a Form 8-K, dated February 24, 1998, in the first quarter ended March 31, 1998, reporting, under Item 5 thereof, its name change to REXX Environmental Corporation.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            REXX ENVIRONMENTAL CORPORATION
                                     (Registrant)



Date: May 14, 1998          By: /s/ Arthur L. Asch
                                --------------------------------------------
                                Arthur L. Asch, Chairman of the Board




Date: May 14, 1998          By: /s/ Michael A. Asch
                                --------------------------------------------
                                Michael A. Asch, President and Treasurer