Form 10-Q
period 1998-06-30
REXX ENVIRONMENTAL CORP
filed 1998-08-12
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998              Commission File Number  0-5613
                  -------------                                      ------



                         REXX ENVIRONMENTAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           NEW YORK                                           13-2625545
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S Employer
      of incorporation)                                 Identification Number)



           350 PARK AVENUE, NEW YORK, NEW YORK          10022
--------------------------------------------------------------------------------
         (Address of principal executive offices)    (Zip Code)


                                 (212) 750-7755
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                     ---       ---

As of August 7, 1998, the registrant had 2,467,576 shares of common stock outstanding.


                               Page 1 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION


                                      INDEX


PART I - Financial Information                                          PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    June 30, 1998 and December 31, 1997                                  3

  Consolidated statements of operations -
    three months ended June 30, 1998 and 1997                            4

  Consolidated statements of operations -
    six months ended June 30, 1998 and 1997                              5

  Consolidated statements of cash flows -
    six months ended June 30, 1998 and 1997                              6

  Notes to consolidated financial statements                           7-8

Management's discussion and analysis of
  financial condition and results of operations                       9-10


PART II - Other Information


Item 4.   Submission of Matters to a Vote of Security Holders           11

Signatures                                                              12







                               Page 2 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                                June 30,                December 31,
                                                                  1998                       1997
          Assets
Current assets:
  Cash and cash equivalents                                     $   179                    $   710
  Accounts receivable - net                                       3,773                      2,353
  Costs in excess of billings                                       578                        600
  Assets held for sale                                              780                      1,350
  Other current assets                                               76                        142
                                                                -------                    -------

        Total current assets                                      5,386                      5,155

Property and equipment, net                                       1,173                        718
Goodwill                                                          3,019                      3,125
Other assets                                                         47                         57
                                                                -------                    -------

                                                                $ 9,625                    $ 9,055
                                                                =======                    =======


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                             $   649                    $ 1,015
  Accounts payable                                                1,579                      1,153
  Billings in excess of costs                                        93                        238
  Accrued expenses                                                  835                        752
  Deposit on asset held for sale                                      0                        152
  Income taxes payable                                              396                        376
                                                                -------                    -------

        Total current liabilities                                 3,552                      3,686
                                                                -------                    -------

Long-term debt, net of current portion                              505                        180
                                                                -------                    -------
Other long-term liabilities                                          20                         50
                                                                -------                    -------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued                      105                        105
  Capital in excess of par value                                 27,925                     27,925
  Accumulated deficit                                            (5,474)                    (5,883)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                          (17,008)                   (17,008)
                                                                -------                    -------

        Total stockholders' equity                                5,548                      5,139
                                                                -------                    -------

                                                                $ 9,625                    $ 9,055
                                                                =======                    =======

      See notes to consolidated financial statements.


                               Page 3 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                     Three months ended
                                                           June 30,
                                                     1998         1997

Revenues                                           $ 3,371     $    13

Cost of services                                     2,211           0
                                                   -------     -------

Gross profit                                         1,160          13

General and administrative expenses                    926         176
                                                   -------     -------

Income (loss) from operations                          234        (163)

Other income:
 Interest (expense) income, net                        (23)         46
 Other income                                           16           0
                                                   -------     -------

Income (loss) before provision
  for taxes                                            227        (117)

Provision for taxes                                     21           4
                                                   -------      -------

Net income (loss)                                  $   206    ($   121)
                                                   =======     =======

Per share data:
  Basic                                               $.08       ($.06)
  Diluted                                             $.08       ($.06)

Weighted average shares outstanding:
  Basic                                              2,468       2,058
  Diluted                                            2,525       2,058




                 See notes to consolidated financial statements.



                               Page 4 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                      Six months ended
                                                          June 30,
                                                      1998       1997

Revenues                                           $ 7,574     $    25

Cost of services                                     5,164           0
                                                   -------     -------

Gross profit                                         2,410          25

General and administrative expenses                  1,952         346
                                                   -------     -------

Income (loss) from operations                          458        (321)

Other income:
 Interest (expense) income, net                        (31)        102
 Other income                                           25           0
                                                   -------     -------

Income (loss) before provision
  for taxes                                            452        (219)

Provision for taxes                                     43           9
                                                   -------     -------

Net income (loss)                                  $   409    ($   228)
                                                   =======     =======

Per share data:
  Basic                                               $.17       ($.11)
  Diluted                                             $.16       ($.11)

Weighted average shares outstanding:
  Basic                                              2,468       2,058
  Diluted                                            2,529       2,058






                 See notes to consolidated financial statements.




                               Page 5 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          1998          1997
Cash flows used in operating activities:
    Net income (loss)                                   $   409       ($  228)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
    Depreciation and amortization                           182             0
                                                        -------       -------
                                                            591          (228)

  Changes in assets and liabilities                        (968)         (984)
                                                        -------       -------
     Net cash used in operating
      activities                                           (377)       (1,212)
                                                        -------       -------

Cash flows from investing activities:
  Capital expenditures                                     (531)            0
  Net proceeds on disposal of disc. operations                0           543
  Decrease in assets held for sale                          570             0
  Deposit on asset held for sale                           (152)            0
                                                        -------       -------

    Net cash provided by
     investing activities                                  (113)          543
                                                        -------       -------

Cash flows from financing activities:
    Net short-term borrowings                                 0             0
    Principal payment of long-term debt-net                 (41)            0
                                                        -------       -------
      Net cash used in financing activities                 (41)            0
                                                        -------       -------

Net decrease in cash                                       (531)         (669)

Cash at beginning of period                                 710         5,314
                                                        -------       -------

Cash at end of period                                   $   179       $ 4,645
                                                        =======       =======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                 ($1,420)      $    30
    Costs in excess of billings                              22             0
    Other current assets                                     66            23
    Other assets                                             10             0
    Billings in excess of costs                            (145)            0
    Accounts payable and accrued expenses                   509          (684)
    Income taxes payable                                     20          (353)
    Other liabilities                                       (30)            0
                                                        -------       -------
                                                        ($  968)      ($  984)
                                                        =======       =======


  Cash paid - net during the period for:
    Interest                                            $    40       $    13
    Income taxes (including interest thereon)           $    23       $   561


                               Page 6 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation and General

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") (since its acquisition by the Company on October 21, 1997) and Oak Hill Sportswear Holding Corporation, which was inactive. Certain previously reported amounts have been reclassified to conform to the 1998 presentation. The results herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements contained in its Annual Report on Form 10-K for its year ended December 31, 1997.


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
                                                ==========





                               Page 7 of 12 Pages

     The following condensed unaudited pro forma statement reflects the results of operations of the Company as if the acquisition had been consummated at the beginning of 1997. The unaudited pro forma financial information presented herein does not necessarily reflect the results of operations and financial position of the Company had the acquisition actually taken place at such time.

                        Consolidated Condensed Pro Forma
                             Statement of Operations
                                   (unaudited)

                                                    Six months ended
                                                     June 30, 1997
                                                    ----------------

Revenues                                               $    5,180
                                                       ----------
Income from operations                                        657
Other income                                                   29
                                                       ----------
Income before income taxes                                    686
Income taxes                                                   79
                                                       ----------
Net income                                             $      607
                                                       ==========

Pro forma net income per share                              $ .25
                                                            =====


Note 3 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations of basic and diluted net income per share for the second quarter ended June 30, 1998 were 2,467,576 and 2,524,516, respectively, and for the second quarter of 1997 were 2,057,576 for both computations. The number of shares used in the computations of basic and diluted net income per share for the six months ended June 30, 1998 were 2,467,576 and 2,528,977, respectively, and for the first six months of 1997 were 2,057,576 for both computations.

     Net income (loss) used in the computation of basic and diluted net income
(loss) per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

     Options to purchase 254,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at June 30, 1998. The dilutive impact of such options is the addition of 56,940 shares to weighted average diluted shares outstanding for the second quarter of 1998 and less than $0.01 decrease in earnings per share. For the six months ended June 30, 1998, the dilutive impact of such options is the addition of 61,401 shares outstanding and less than $.01 decrease in earnings per share. Options to purchase 184,000 shares at prices ranging from $2.00 to $4.25 per share were outstanding at June 30, 1997, but were not included in the computation of diluted net income per share because the assumed exercise of the options would be anti-dilutive.


                               Page 8 of 12 Pages

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

        Working capital at June 30, 1998 amounted to $1,834,000 compared to $1,469,000 at December 31, 1997, an increase of $365,000 primarily due to the net income for the period.

    Net accounts receivable were $3,773,000 at June 30, 1998 as compared to $2,353,000 at December 31, 1997, an increase of $1,420,000. The increase was due to higher revenues in the second quarter and first six months of 1998 compared to the fourth quarter of 1997.

    Management believes that the Company's cash and cash equivalents at June 30, 1998, in addition to WCI's working capital line of credit and equipment line of credit, obtained in February 1998 and increased in June 1998, and the Company's cash flow from operations will provide it with sufficient funds necessary for its working capital and capital expenditures.

    The Company intends to pursue potential acquisitions in its industry. As of June 30, 1998, no commitments had been made and no material expenditures had been incurred in connection with any such potential acquisition. There is no assurance that the Company will complete any such potential acquisition. In the event the Company completes an acquisition, it may require additional capital for the consummation of the acquisition and/or the additional working capital needs of an acquired business.

    The Company has performed an assessment of its Year 2000 issues. Management believes that the Company's material operating systems, including hardware and software, are Year 2000 compliant. Management believes that the Company will not incur material expenses or face material adverse consequences associated with Year 2000 issues.

Results of operations:

        Revenues in 1998 consisted principally of WCI's contract revenues. Revenues in 1997 consisted solely of consulting income. Revenues in the quarter and six months ended June 30, 1998 were $3,371,000 and $7,574,000, respectively. Consulting income, which arose from the Company's agreement with a purchaser of its former Sportswear Division, was $13,000 in the quarter ended June 30, 1997 and $25,000 in the six months ended June 30, 1997. The consulting agreement expired on December 31, 1997 and was not renewed.

    Gross profit in the second quarter of 1998 amounted to $1,160,000 as compared to $13,000 in 1997, an increase of $1,147,000. Gross profit in the six months ended June 30, 1998 amounted to $2,410,000 as compared to $25,000 in the comparable period of 1997, an increase of $2,385,000. The increases are attributable to the addition of WCI's gross profit.

    General and administrative expenses rose in the quarter and six months ended June 30, 1998 compared to the comparable periods of 1997 principally as a result of the addition of WCI's general and administrative expenses and the growth in expenses in connection with the Company's administrative and corporate overhead.


                               Page 9 of 12 Pages

    Interest (expense) income - net changed to an expense of $23,000 in the second quarter of 1998 and $31,000 in the first half of 1998 from income of $46,000 in the second quarter of 1997 and $102,000 in the first half of 1997, a reduction of $69,000 and $133,000, respectively. The decreases were attributable to the Company's net borrowing position in 1998 due to WCI's working capital and equipment lines of credit, compared to the Company's net cash position in 1997.

    Amortization of goodwill and other income did not exist in the second quarter or first half of 1997. In 1998, they were attributable to the acquisition of WCI, which was accounted for as a purchase.

    Provision for income taxes grew to $21,000 and $43,000 in the quarter and six months ended June 30, 1998 from $4,000 and $9,000 in the comparable periods of 1997, an increase of $17,000 and $34,000, respectively. The increase was due to the Company's new status as a taxpayer in California. In both periods, the Company recorded no provision for federal income taxes as the Company has a net operating loss carryforward. State income taxes for states other than California represents franchise taxes in both years.

Forward looking information:

    The statements contained herein may contain forward looking statements relating to such matters as anticipated financial performance, business prospects, acquisition strategy, growth and similar matters. The Private Securities Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the actual outcome or results to differ materially from the anticipated outcome or results expressed in the Company's forward looking statements such as intensified competition and its impact on revenues and profit margins, the availability of capital for growth and potential acquisitions, the availability of suitable acquisitions on terms management deems acceptable and other items described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.









                               Page 10 of 12 Pages

                           PART II. OTHER INFORMATION


Item 4.         Submission of Matters to Vote of Security Holders
                -------------------------------------------------

    (a) The Annual Meeting of the shareholders of the Company was held on June 25, 1998.

    (b) At said Annual Meeting, the following persons were elected directors, with the following number of shares voted for and withheld:

                                          For             Withheld
                                       ---------          --------
              Arthur L. Asch           2,352,189            3,760
              Michael A. Asch          2,352,304            3,645
              Joseph Greenberger       2,352,297            3,652
              James L. Hochfelder      2,352,304            3,645
              Brian A. Wasserman       2,352,304            3,645













                               Page 11 of 12 Pages

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REXX ENVIRONMENTAL CORPORATION
                                            (Registrant)



Date: August 12, 1998              By: /s/ Arthur  L. Asch
                                       ----------------------------------------
                                       Arthur L. Asch, Chairman of the Board



Date: August 12, 1998              By: /s/ Michael A. Asch
                                       ----------------------------------------
                                       Michael A. Asch, President and Treasurer












                               Page 12 of 12 Pages