Form 10-Q
period 1998-09-30
REXX ENVIRONMENTAL CORP
filed 1998-11-13
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998         Commission File Number  0-5613
                  ------------------                                 ------


                      REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
          ----------------------------       ---------------
          (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)



         350 PARK AVENUE, NEW YORK, NEW YORK             10022
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

As of November 9, 1998, the registrant had 2,467,576 shares of common stock outstanding.


                               Page 1 of 12 Pages

                      REXX ENVIRONMENTAL CORPORATION


                                      INDEX


PART I - Financial Information                                         PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    September 30, 1998 and December 31, 1997                             3

  Consolidated statements of operations -
    three months ended September 30, 1998 and 1997                       4

  Consolidated statements of operations -
    nine months ended September 30, 1998 and 1997                        5

  Consolidated statements of cash flows -
    nine months ended September 30, 1998 and 1997                        6

  Notes to consolidated financial statements                           7-8

Management's discussion and analysis of
  financial condition and results of operations                       9-11



Signatures                                                              12



























                               Page 2 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
          Assets

Current assets:
  Cash and cash equivalents                           $     81         $    710
  Accounts receivable - net                              3,914            2,353
  Costs in excess of billings                              881              600
  Assets held for sale                                     780            1,350
  Other current assets                                     166              142
                                                      --------         --------

        Total current assets                             5,822            5,155

Property and equipment, net                              1,296              718
Goodwill                                                 2,966            3,125
Other assets                                                42               57
                                                      --------         --------

                                                      $ 10,126         $  9,055
                                                      ========         ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                   $    657         $  1,015
  Notes payable                                            750                0
  Accounts payable                                       1,561            1,153
  Billings in excess of costs                               36              238
  Accrued expenses                                         618              752
  Deposit on asset held for sale                             0              152
  Income taxes payable                                     208              376
                                                      --------         --------

        Total current liabilities                        3,830            3,686
                                                      --------         --------

Long-term debt, net of current portion                     594              180
                                                      --------         --------
Other long-term liabilities                                  5               50
                                                      --------         --------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued             105              105
  Capital in excess of par value                        27,925           27,925
  Accumulated deficit                                   (5,325)          (5,883)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                 (17,008)         (17,008)
                                                      --------         --------

        Total stockholders' equity                       5,697            5,139
                                                      --------         --------

                                                      $ 10,126         $  9,055
                                                      ========         ========

                 See notes to consolidated financial statements.

                               Page 3 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                        1998              1997
                                                      -------           -------
Revenues                                              $ 3,285           $    13

Cost of services                                        2,116                 0
                                                      -------           -------

Gross profit                                            1,169                13

General and administrative expenses                       987               176
                                                      -------           -------

Income (loss) from operations                             182              (163)

Other income:
 Interest (expense) income, net                           (38)               41
 Other income                                              16                 0
                                                      -------           -------

Income (loss) before provision
  for taxes                                               160              (122)

Provision for taxes                                        11                 3
                                                      -------           -------

Net income (loss)                                     $   149           ($  125)
                                                      =======           =======

Per share data:
  Basic                                               $   .06           ($  .06)
  Diluted                                             $   .06           ($  .06)

Weighted average shares outstanding:
  Basic                                                 2,468             2,058
  Diluted                                               2,500             2,058






                 See notes to consolidated financial statements.




                               Page 4 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                      1998               1997
                                                    --------           --------
Revenues                                            $ 10,859           $     38

Cost of services                                       7,280                  0
                                                    --------           --------

Gross profit                                           3,579                 38

General and administrative expenses                    2,939                522
                                                    --------           --------

Income (loss) from operations                            640               (484)

Other income:
 Interest (expense) income, net                          (69)               143
 Other income                                             41                  0
                                                    --------           --------

Income (loss) before provision
  for taxes                                              612               (341)

Provision for taxes                                       54                 12
                                                    --------           --------

Net income (loss)                                   $    558           ($   353)
                                                    ========           ========

Per share data:
  Basic                                             $    .23           ($   .17)
  Diluted                                           $    .22           ($   .17)

Weighted average shares outstanding:
  Basic                                                2,468              2,058
  Diluted                                              2,517              2,058















                 See notes to consolidated financial statements.




                               Page 5 of 12 Pages

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                           1998           1997
                                                         -------        -------
Cash flows used in operating activities:
    Net income (loss)                                    $   558        ($  353)
    Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
    Depreciation and amortization                            279              0
                                                         -------        -------
                                                             837           (353)

  Changes in assets and liabilities                       (1,992)        (1,055)
                                                         -------        -------
    Net cash used in operating
     activities                                           (1,155)        (1,408)
                                                         -------        -------

Cash flows from investing activities:
  Capital expenditures                                      (698)             0
  Net proceeds on disposal of disc. operations                 0            594
  Decrease in assets held for sale                           570              0
  Deposit on asset held for sale                            (152)             0
                                                         -------        -------

    Net cash (used in) provided by
     investing activities                                   (280)           594
                                                         -------        -------

Cash flows from financing activities:
    Net short-term borrowings                                750              0
    Principal increase in long-term debt-net                  56              0
                                                         -------        -------
      Net cash provided by financing activities              806              0
                                                         -------        -------

Net decrease in cash                                        (629)          (814)

Cash at beginning of period                                  710          5,314
                                                         -------        -------

Cash at end of period                                    $    81        $ 4,500
                                                         =======        =======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                  ($1,561)       $    33
    Costs in excess of billings                             (281)             0
    Other current assets                                     (24)            (9)
    Other assets                                              15              0
    Billings in excess of costs                             (202)             0
    Accounts payable and accrued expenses                    274           (726)
    Income taxes payable                                    (168)          (353)
    Other liabilities                                        (45)             0
                                                         -------        -------
                                                         ($1,992)       ($1,055)
                                                         =======        =======


  Cash paid - net during the period for:
    Interest                                             $    78        $    19
    Income taxes (including interest thereon)            $   216        $   564


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

                        Consolidated Condensed Pro Forma
                                                 Statement of Operations
                                                       (unaudited)

                                                    Nine months ended
                                                    September 30, 1997
                                                   ------------------

Revenues                                               $    7,775
                                                       ----------
Income from operations                                        941
Other income                                                   61
                                                       ----------
Income before income taxes                                  1,002
Income taxes                                                  116
                                                       ----------
Net income                                             $      886
                                                       ==========

Pro forma net income per share                              $ .36
                                                       ==========


Note 3 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations of basic and diluted net income per share for the third quarter ended September 30, 1998 were 2,467,576 and 2,500,232, respectively, and for the third quarter of 1997 were 2,057,576 for both computations. The number of shares used in the computations of basic and diluted net income per share for the nine months ended September 30, 1998 were 2,467,576 and 2,517,432, respectively, and for the first nine months of 1997 were 2,057,576 for both computations.

     Options to purchase 254,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at September 30, 1998. The dilutive impact of such options is the addition of 32,656 shares to weighted average diluted shares outstanding for the third quarter of 1998 and less than $0.01 decrease in earnings per share. For the nine months ended September 30, 1998, the dilutive impact of such options is the addition of 49,856 shares outstanding and less than $.01 decrease in earnings per share. Options to purchase 184,000 shares at prices ranging from $2.00 to $4.25 per share were outstanding at September 30, 1997, but were not included in the computation of diluted net income per share because the assumed exercise of the options would be anti-dilutive.








                               Page 8 of 12 Pages

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

        Working capital at September 30, 1998 amounted to $1,992,000 compared to $1,469,000 at December 31, 1997, an increase of $523,000 primarily due to the net income for the period.

    Net accounts receivable were $3,914,000 at September 30, 1998 as compared to $2,353,000 at December 31, 1997, an increase of $1,561,000. The increase was due to higher revenues in the third quarter and first nine months of 1998 compared to the fourth quarter of 1997.

    Management believes that the Company's cash and cash equivalents at September 30, 1998, in addition to WCI's working capital line of credit and equipment line of credit and the Company's cash flow from operations will provide it with sufficient funds necessary for its working capital and capital expenditures.

    The Company intends to pursue potential acquisitions in its industry. As of September 30, 1998, no commitments had been made and no material expenditures had been incurred in connection with any such potential acquisition. There is no assurance that the Company will complete any such potential acquisition. In the event the Company completes an acquisition, it may require additional capital for the consummation of the acquisition and/or the additional working capital needs of an acquired business. On October 8, 1998, the Company announced that it had signed a non-binding letter of intent to acquire the business and certain assets of a hazardous materials remediation contractor headquartered in the Los Angeles, California area. On November 13, the Company announced that it had terminated the letter of intent. No material expense was incurred as a result of the signing, due diligence review or termination.

Year 2000 Compliance:

Internal

    The Company uses a number of computer software programs, operating systems and equipment with computer processing chips in its internal operations, including in its financial business systems and administrative functions. To the extent that the programs, operating systems and equipment contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modification or replacement will be necessary.

    The Company is in the process of evaluating critical software, operating systems and equipment for year 2000 compliance. Currently, the Company is in the inventory/assessment phase of its evaluation, which is expected to continue into the first half of 1999, with some remediation taking place. The Company has been notified by the vendor of its financial and payroll software that such software is year 2000 compliant. Nevertheless, this software will be analyzed for compliance.

    From fiscal 1995 through the present, the Company, in its normal course of business, replaced substantially all of its business systems hardware and software. To date, expenses associated with year 2000 compliance have been

                               Page 9 of 12 Pages
minimal. The Company believes that periodic, scheduled upgrades of hardware and software will satisfy its needs for year 2000 compliance and that the related costs will differ nominally from expenditures which would have been made in its normal course of business. The costs necessary to modify or replace the items mentioned above, or the interruption of administrative or service processes resulting from compliance failure, are not expected to have a material adverse effect on the Company's business and financial condition or its results of operations.

External

    There can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely worst case 2000 scenario would be the failure of key customers to achieve year 2000 compliance, resulting in the delay of projects and the delay in the collection of accounts receivable from such customers for an indeterminate period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of preparing questionnaires to be sent to its customers and vendors asking them to respond with their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks. The Company expects to complete this process in the first half of 1999 and is developing a response program for the possible worst-case scenario, which may include the possible replacement of non-compliant customers or vendors.

Results of operations:

        Revenues in 1998 consisted principally of WCI's contract revenues. Revenues in 1997 consisted solely of consulting income. Revenues in the quarter and nine months ended September 30, 1998 were $3,285,000 and $10,859,000, respectively. Consulting income, which arose from the Company's agreement with a purchaser of its former Sportswear Division, was $13,000 in the quarter ended September 30, 1997 and $38,000 in the nine months ended September 30, 1997. The consulting agreement expired on December 31, 1997 and was not renewed.

    Gross profit in the third quarter of 1998 amounted to $1,169,000 as compared to $13,000 in 1997, an increase of $1,156,000. Gross profit in the nine months ended September 30, 1998 amounted to $3,579,000 as compared to $38,000 in the comparable period of 1997, an increase of $3,541,000. The increases are attributable to the addition of WCI's gross profit.

    General and administrative expenses rose in the quarter and nine months ended September 30, 1998 compared to the comparable periods of 1997 principally as a result of the addition of WCI's general and administrative expenses and the growth in expenses in connection with the Company's administrative and corporate overhead.

    Interest (expense) income - net changed to an expense of $38,000 in the third quarter of 1998 and $69,000 in the first nine months of 1998 from income of $41,000 in the third quarter of 1997 and $143,000 in the first nine months of 1997, a reduction of $79,000 and $212,000, respectively. The decreases were attributable to the Company's net borrowing position in 1998 due to WCI's working capital and equipment lines of credit, compared to the Company's net cash position in 1997.


                               Page 10 of 12 Pages

    Amortization of goodwill and other income did not exist in the third quarter or first nine months of 1997. In 1998, they were attributable to the acquisition of WCI, which was accounted for as a purchase.

    Provision for income taxes grew to $11,000 and $54,000 in the quarter and nine months ended September 30, 1998 from $3,000 and $12,000 in the comparable periods of 1997, an increase of $8,000 and $42,000, respectively. The increase was due to the Company's new status as a taxpayer in California. In both periods, the Company recorded no provision for federal income taxes as the Company has a net operating loss carryforward. State income taxes for states other than California represents franchise taxes in both years.

Forward looking information:

    The statements contained herein may contain forward looking statements relating to such matters as anticipated financial performance, business prospects, acquisition strategy, growth, year 2000 compliance and similar matters. Such statements may be characterized by phrases such as "believes," "intends," "expects," "plans," and "estimates," amongst others. The Private Securities Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the actual outcome or results to differ materially from the anticipated outcome or results expressed in the Company's forward looking statements such as intensified competition and its impact on revenues and profit margins, the availability of capital for growth and potential acquisitions, the availability of suitable acquisitions on terms management deems acceptable, unanticipated year 2000 compliance related difficulties (such as widespread non-compliance amongst the Company's customer and vendor base) and other items described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.




























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



                                   REXX ENVIRONMENTAL CORPORATION
                                            (Registrant)



Date: November 13, 1998     By: /s/ Arthur  L. Asch
                            --------------------------------------------
                                Arthur L. Asch, Chairman of the Board



Date: November 13, 1998     By: /s/ Michael A. Asch
                            --------------------------------------------
                                Michael A. Asch, President and Treasurer














                               Page 12 of 12 Pages