Form 10-K
period 1998-12-31
REXX ENVIRONMENTAL CORP
filed 1999-04-01
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission File Number

    December 31, 1998                                         0-5613
-------------------------                              ----------------------

                   REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                     13-2625545
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)              Number)

  350 Park Avenue, New York, New York                 10022
-------------------------------------------       ---------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (212) 750-7755
                                                   --------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.02
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                      Yes    X       No
                                                            -------       ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 9, 1999, the aggregate market value of voting stock held by nonaffiliates of the registrant (assuming that all the stock referred to under Item 12 hereof is held by affiliates) was approximately $2,270,000.

As of March 9, 1999, the registrant had 2,467,576 shares of $.02 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                          Part of Form 10-K
                   --------                          -----------------
Portions of definitive proxy statement for           As referred to in
the 1999 Annual Meeting of Shareholders              Part III - Items
which may be filed pursuant to Regulation 14A        10, 11, 12 and 13.
under the Securities Exchange Act
of 1934.

Exhibit index of pages 36 - 38
                             1 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1998

                                     PART I

Item 1. Business:

General - Current

         REXX Environmental Corporation's operating subsidiary, Watkins Contracting, Inc. ("WCI"), is a leading regional provider of asbestos-abatement services, demolition and dismantling services and other related specialty contracting services, including lead paint abatement, to a broad range of governmental, commercial, industrial and institutional clients located primarily in California.

         During the course of 1998, WCI performed a higher percentage of demolition projects relative to prior years, which resulted in lower gross margins during 1998, particularly in the fourth quarter, when the Company incurred a substantial net loss, causing a net loss for the year. Unanticipated difficulties associated with many demolition projects caused losses and lower than planned gross profits on large projects, especially in the fourth quarter, due principally to: (a) higher than planned costs to complete jobs, including additional hauling and disposal fees, as well as for extra labor, especially on jobs performed outside WCI's primary San Diego County region; (b) an inability to maximize the utilization of WCI-owned equipment and minimize use of leased equipment when delays on out of town projects arose; (c) higher labor and living costs on out of town projects which were not completed on an efficient or timely schedule; (d) the need to reserve for future projected losses on certain projects; and (e) the elimination of a large portion of the revenue on a project that had been completed because the customer notified WCI in January 1999 that it would not pay for work performed under a verbal (i.e., unsigned) change order (however, WCI expects to collect most or all of this disputed amount in the future by utilizing available dispute mechanisms.)

         As a result of the losses incurred in the fourth quarter and fiscal year ended December 31, 1998, as of year-end the Company and WCI were not in compliance with the financial covenants of WCI's revolving credit agreement expiring November 1999 with Wells Fargo Bank, which is guaranteed by the Company. WCI and the Company have received a waiver of its year-end covenant non-compliance from Wells Fargo and, as of March 26, 1999, WCI and the Company are in discussions with Wells Fargo regarding a resetting of the financial covenants for the future and changes to WCI's borrowing limits and interest rates payable under the credit agreement.

         As of March 26, 1999, on a preliminary basis, Management anticipates that the Company will incur a loss in the first quarter ended March 31, 1999, which is expected to be smaller than the loss incurred in the fourth quarter of 1998. The Company has taken actions to improve its gross margins at WCI going forward and to reduce expenses both at WCI and the corporate level in an attempt to achieve profitable results from operations in the second quarter of 1999.

         Because of its working capital constraints and in order to concentrate more fully on the necessary actions to improve existing operations, the Company has suspended its activity for external growth of its environmental and demolition business through acquisitions or the opening of additional regional offices.

         As of March 26, 1999, the Company is in negotiations to sell WCI. If WCI is sold, the Company expects to continue the effort begun in the first quarter of 1999 to identify potential business combinations for the Company. As the Company is not, and does not anticipate being, in a favorable cash position, potential new business combinations are expected to rely upon the issuance of the Company's common stock for the major portion of the consideration required to complete a transaction. There is no assurance that a business combination will take place and, if a transaction does occur, that the Company's shareholders will not incur significant dilution as a result of the Company's issuance of its common stock as consideration. A sale of WCI and/or a business combination may require approvals of the Company's shareholders.

                                 2 of 41 Pages

         In the event the Company does not sell WCI, it will face certain constraints based upon its working capital requirements and WCI's credit agreement with Wells Fargo. These constraints will result in continuing with suspension of the Company's external growth efforts in its environmental and demolition business, as well as a reevaluation of the projects WCI bids, contracts for and performs in the future. In order to exercise greater control over field expenses and projects, particularly those involving demolition, management anticipates that WCI will seek less work outside of its primary San Diego County geographic area. In addition, projects which utilize equipment owned by WCI rather than third party rentals will be more attractive to WCI in the bidding process. However, even if the Company and WCI are successful in negotiating a resetting of the financial covenants in the credit agreement and acceptable borrowing limits and interest rates payable, it is likely that WCI will not be able to increase its revenues significantly in 1999, and may, in fact, shrink its revenues, as a result of working capital constraints.

         If the negotiations to well WCI which are underway at March 26, 1999 fail to produce a sale of WCI, the Company may seek additional parties interested in purchasing WCI. Whether or not it contracts to sell WCI, the Company may seek additional opportunities to effect a business combination. There is no assurance that the Company will be successful in finding any acceptable opportunities for business combinations or that it will find other potential purchasers for WCI.

General - Historical

         REXX Environmental Corporation (the "Company") was incorporated in New York in 1967 as Computronic Sciences Inc. The Company changed its name in 1969 to Bio-Medical Sciences, Inc. and, from 1969 to 1979, the Company was primarily a manufacturer and marketer of disposable thermometers and sterilization monitors. In 1979, the Company acquired substantially all of the assets of Oak Hill Sportswear, Inc., and became primarily engaged in the manufacture and marketing of women's apparel and accessories. In 1983, the Company changed its name to Oak Hill Sportswear Corporation. In 1984, the Company sold its disposable medical devices business. From 1984 to 1995, the Company was engaged exclusively in the importation, manufacture, marketing and distribution of women's apparel and accessories. As of June 30, 1995, the Company sold its women's apparel business. Its accessories business was phased out and its operating assets were sold during 1996 and 1997.

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

                                  3 OF 41 PAGES

Asbestos-Abatement and Demolition Operations

         WCI provides asbestos-abatement, demolition and dismantling services and other specialty contracting services from its headquarters office located in San Diego, California. WCI is licensed to conduct asbestos-abatement services in California and currently provides such services with non-union labor. WCI is licensed to conduct demolition and dismantling services in California and currently provides such services with non-union labor; WCI also often utilizes subcontractor and temporary labor.

         An asbestos-abatement or demolition program is focused on meeting the needs of the facility owner or operator to effect the abatement or demolition and manage properly the financial, regulatory and safety-related risks associated with a project. WCI's abatement and demolition services require the coordination of several processes: marketing, estimating, bidding and contracting, project management, health and safety programs and the actual asbestos removal or dismantling and demolition. WCI's management maintains administrative and operational control over all phases of a project, from estimating and bidding through project completion.

The Bidding and Contract Process

         WCI obtains work and performs services under contract, often on the basis of plans, specifications or requirements prepared by the client or the client's agent. While some of its contracts are entered into directly with its clients without a formal bidding process, WCI receives the majority of its asbestos-abatement and demolition and dismantling contracts through a bidding process. The majority of WCI's projects are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. Contracting opportunities are identified by management and the local sales force and are entered into following competitive bidding or direct negotiations with the customer or its agent. Generally, these contracts encompass supplying project management, labor, tools, equipment and materials. In most cases, a significant portion of the total costs incurred by WCI's asbestos-abatement operations is attributable to labor, while a significant portion of the total costs of its demolition and dismantling operations is attributable to equipment costs and hauling and disposal charges. While large abatement contracts may last more than one year, the majority of WCI's projects are completed within two months of inception. In accordance with industry standards, a 10% retention amount is withheld from gross billings by customers on certain projects until the final completion of such projects.

Project Management

         Each asbestos-abatement or demolition project is coordinated and supervised by a project manager who selects the requisite equipment, ensures contract compliance and supervises all personnel. The project manager reviews the progress of the project, which includes any subsequent change orders. The day-to-day documentation

                                  4 OF 41 PAGES
of air testing, lead monitoring and final clearance analysis is an important part of the process and is generally provided by the client's consultants.

Health and Safety

         WCI's written Safety Program, which is issued to all supervisory personnel, contains specific outlines for all safety, health and regulatory requirements associated with an asbestos-abatement project. During the asbestos-abatement process, WCI engages in daily personal air monitoring and during the demolition and dismantling process, WCI engages in daily personal air monitoring as well as lead, heavy metal and other contaminant testing. It is WCI's policy to comply with all regulatory and safety requirements.

The Abatement and Demolition Process

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

         A thorough cleaning of the work area is conducted after removal, which includes high-efficiency particulate air filter vacuuming and wet mopping of all surfaces. All barriers erected during the

                                  5 OF 41 PAGES
asbestos-abatement project are dismantled and disposed of in the same manner as asbestos waste. WCI encapsulates the area from which asbestos was removed by applying a penetrating encapsulant in an effort to seal off remaining fibers.

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

Markets and Customers

         California is WCI's primary market for its asbestos-abatement, demolition and dismantling and other specialty contracting services. WCI's headquarters is located in San Diego, California.

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

         WCI markets its services directly to companies that are in need of asbestos-abatement or demolition and dismantling services, to general contractors who oversee large renovation projects, and to asbestos-abatement consulting firms from which WCI receives asbestos project referrals because of its reputation and experience. During 1998, one customer accounted for approximately 13% of the Company's revenues for the year. No other customer accounted for more than 10% of 1998 revenues. During the short period from the date of the Company's acquisition of WCI, October 21, 1997, to December 31, 1997, one customer accounted for approximately 28% of the Company's revenues due to the completion of a large project during the period.

                                  6 OF 41 PAGES

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

Competition

         The market for WCI's services is fragmented and highly competitive. WCI's ability to compete as a provider of asbestos-abatement and demolition and dismantling services depends upon pricing its services competitively, having the ability to respond promptly and with adequate amounts of resources, having a reputation for quality and safety, being able to obtain appropriate bonding and insurance, and hiring, training and retaining qualified personnel, particularly in the areas of estimating and project management. While WCI is a significant participant in the asbestos-abatement and demolition and dismantling services market in California, it experiences competition from national, regional and local firms, some of which have greater resources and experience.

Insurance and Bonding

         WCI has established an insurance program that has been tailored to meet the mutual risk management needs of its customers and WCI. The primary package begins with commercial general liability, automobile liability and workers' compensation policies. This plan is written with an A. M. Best Rated A+ XV carrier. The Company carries an umbrella policy of $9,000,000 which, when added to the base policy limits of $1,000,000 per occurrence ($2,000,000 aggregate), extends coverage under general liability, automobile liability and workers' compensation policies to $10,000,000 per occurrence ($11,000,000 aggregate) each. Effective as of July 1, 1998, the Company's retained liability per occurrence under the general liability policy is $0 for defense and $5,000 for indemnity, the Company's retained liability under the automobile liability policy is $1,000 per occurrence and liability under the workers' compensation policy is covered 100%, without retention, up to the policy limits.

                                  7 OF 41 PAGES

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

         The Company has an existing surety relationship with ECS Underwriting, Inc. (Reliance Insurance Companies).

Employees

         As of December 31, 1998, REXX Environmental Corporation (including WCI) had approximately 159 employees (including 4 leased employees), of which approximately 5 were employed as executives, approximately 7 provided project management, technical or engineering services, approximately 11 were employed in sales, clerical and data processing activities and approximately 136 were employed in other capacities, principally hourly labor. During 1998, the number of hourly-rate employees of the Company ranged from 102 to 140. WCI considers its relations with its employees to be satisfactory and has not experienced any work stoppages or slowdowns.

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



                                  8 OF 41 PAGES

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

         Management believes that governmental authorities are likely to adopt further, similar laws and regulations and that existing laws and regulations are going to become more restrictive. The regulations concerning asbestos-abatement are primarily promulgated on the state and local level. In addition, although subject to change, OSHA has adopted regulations to which WCI's operations are subject. Many of the regulations are complex and frequently amended and, therefore, WCI's management is unable to predict what, if any, impact such regulations will have

                                  9 OF 41 PAGES
on its revenues, results of operations or financial condition. As a result of the extensive regulation, WCI is, has been and may in the future be, subject to audits and investigations by federal, state and local governmental agencies. Although its management believes that WCI is in substantial compliance with all regulatory requirements, because of the changing regulatory environment, there can be no assurance that violations by WCI of federal, state or local laws and regulations may not have occurred, or will not occur in the future, or that changes in such laws and regulations would not have an adverse effect on WCI's business or position. Failure to comply with regulations could result in the imposition of civil and criminal penalties, any of which could have a material adverse effect upon WCI's business.

Licensing Requirements

         States in which WCI operates require that WCI obtain asbestos licenses to provide asbestos-abatement services and contractor licenses to provide demolition and dismantling services. These licenses are generally subject to annual renewal. WCI has been able to obtain the renewal of its licenses without unusual difficulty or delay, and WCI's management believes that it is in substantial compliance with all current state licensing requirements where WCI intends to conduct business. In addition, certain states have adopted regulations which require state-specific training, testing and licensing of employees engaging in asbestos-abatement or demolition and dismantling activities.

Backlog

         The majority of WCI's asbestos-abatement and demolition and dismantling services are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. WCI's backlog at December 31, 1998 was approximately $7,700,000, compared to approximately $6,400,000 at December 31, 1997. WCI's backlog at December 31, 1998 is expected to be substantially completed in the current calendar year, however, working capital constraints and third party schedules could result in a portion of the backlog work being completed in the year 2000.




                                 10 OF 41 PAGES

Item 2.  Properties:

         The Company's executive offices are located at 350 Park Avenue, New York, New York 10022 in leased premises of 3700 square feet, approximately 2300 of which the Company subleases to unaffiliated parties, under a lease which expires in July 1999.

         WCI's offices and warehouse are located at 5490 Complex Street, Suite 603, San Diego, California 92123, in leased premises of approximately 6,000 square feet, under a lease which expires in April 1999.

         WCI leases a parcel of land in San Diego, California from two officers of WCI for use as storage for large machinery.

         The Company owns a warehousing facility in Mississippi which is approximately 64,000 square feet. At December 31, 1997 and 1998, the property was carried as an asset held for sale and the Company is currently seeking to sell the property. Since November 14, 1997, the property has been leased to an unaffiliated company.

Item 3.  Legal proceedings:

         There are no material pending legal proceedings involving the Company or WCI.

Item 4. Submission of matter to a vote of security holders:

         No matter was submitted during the fourth quarter of 1998 to a vote of the Company's shareholders.







                                 11 OF 41 PAGES

                                     PART II

Item 5. Market for the registrant's common stock and related security holder matters:

         The Company's common stock, trading symbol REX, has been listed on The American Stock Exchange since May 14, 1998. Prior thereto, the Company's common stock, trading symbol REXX (since February 19, 1998, prior to which the trading symbol was OHSC), was traded on The Nasdaq Stock Market and was designated as a National Market security (NMS). Through the facilities of The American Stock Exchange and the NASDAQ/NMS reporting system, actual sale prices of the Company's common stock are available. The table below sets forth the high and low prices for the common stock.

                                                        Prices

                                                    High       Low
                  1997:
                     1st quarter                   1 5/8      1 1/4
                     2nd quarter                   1 5/8      1 1/4
                     3rd quarter                   1 9/16     1 3/16
                     4th quarter                   5          1 3/8


                  1998:
                     1st quarter                   5 5/16     3 3/4
                     2nd quarter                   5 1/4      3 1/2
                     3rd quarter                   3 3/4      2 1/2
                     4th quarter                   2 13/16    1 3/4

                  1999:
                     1st quarter
                     (to March 9, 1999)            2 1/2      1 3/8

         As of March 9, 1999, there were approximately 380 holders of record and 680 beneficial holders of the Company's common stock.

         The Company has not paid any cash dividends and it does not expect to in the foreseeable future.





                                 12 OF 41 PAGES

Item 6.  Selected financial data:

                                     For the years ended December 31,

                              1998      1997      1996      1995      1994

                               (In thousands except per share amounts)

Revenues                    $13,743    $2,298    $   75    $   38      $  0
                            =======    ======    ======    ======      ====

Net loss from
 continuing operations     (    496)  (   167)  (   218)  (    70)    ( 206)

(Loss) income from
 discontinued
 operations                       -         -   (   792)  ( 4,908)      435

Loss on disposal of
 discontinued
 operations                       -         -   (   300)  ( 1,861)        -
                            -------    ------    ------    ------      ----

Net (loss) income          ($   496)  ($  167)  ($1,310)  ($6,839)     $229
                            =======    ======    ======    ======      ====


Per share data, basic and diluted:

  Net loss from
   continuing operations      ($.20)    ($.08)    ($.11)   ($ .03)    ($.10)

  (Loss) income from
   discontinued
   operations                     -         -     ( .38)   ( 2.39)      .21

  Loss on disposal of
   discontinued
   operations                     -         -     ( .15)   (  .90)        -
                               ----      ----      ----     -----      ----

  Net (loss) income           ($.20)    ($.08)    ($.64)   ($3.32)     $.11
                               ====      ====      ====     =====      ====


Weighted average common
 shares and equivalents
 outstanding:
  Basic                       2,468     2,137     2,058     2,058     2,067
  Diluted                     2,468     2,137     2,058     2,058     2,067

Balance sheet:
  Total assets              $10,422    $9,055    $6,880    $9,115   $27,364
  Long-term debt            $   738    $  180    $    0    $    0   $ 1,581


See consolidated financial statements.

                                 13 OF 41 PAGES

Item 7. Management's discussion and analysis of financial condition and results of operations:

Liquidity and capital resources:

     Working capital at December 31, 1998 was $943,000 as compared to $1,469,000 at December 31, 1997. The decrease of $526,000 was primarily due to the net loss for the period.

     Net accounts receivable were $4,749,000 at December 31, 1998 as compared to $2,353,000 at December 31, 1997, an increase of $2,396,000. The increase was principally due to higher revenues in the fourth quarter of 1998 compared to 1997, as well as increased retention receivables (the 10% portion of gross accounts receivable payable upon completion of certain projects which is customary in WCI's industry attributable to higher revenues throughout 1998 as compared to 1997.

         During the course of 1998, WCI performed a higher percentage of demolition projects relative to prior years, which resulted in lower gross margins during 1998, particularly in the fourth quarter, when the Company incurred a substantial net loss, causing a net loss for the year. Unanticipated difficulties associated with many demolition projects caused losses and lower than planned gross profits on large projects, especially in the fourth quarter, due principally to: (a) higher than planned costs to complete jobs, including additional hauling and disposal fees, as well as for extra labor, especially on jobs performed outside WCI's primary Southern California region; (b) an inability to maximize the utilization of WCI-owned equipment and minimize use of leased equipment when delays on out of town projects arose; (c) higher labor and living costs on out of town projects which were not completed on an efficient or timely schedule; (d) the need to reserve for future projected losses on certain projects; and (e) the elimination of a large portion of the revenue on a project that had been completed because the customer notified WCI in January 1999 that it would not pay for work performed under a verbal (i.e., unsigned) change order (however, WCI expects to collect most or all of this disputed amount in the future by utilizing available dispute mechanisms.)

         WCI executed, as of November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, and borrowing up to 75% of eligible accounts receivable, subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At December 31, 1998, WCI had $1,681,000 borrowed under the credit agreement, in addition to approximately $100,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. As of December 31, 1998, WCI and the Company were not in compliance with the covenants in the credit agreement. On March 26, 1999, Wells Fargo Bank issued a waiver of such year-end noncompliance. As of March 26, 1999, WCI, the Company and Wells Fargo Bank are negotiating the resetting of the financial covenants and potential changes to WCI's borrowing limits and interest rates payable under the credit agreement.

                                 14 OF 41 PAGES

     As of March 26, 1999, on a preliminary basis, management anticipates that the Company will incur a loss in the first quarter ended March 31, 1999, which is expected to be smaller than the loss incurred in the fourth quarter of 1998. The Company has taken actions to improve its gross margins at WCI going forward and to reduce expenses both at WCI and the corporate level in an attempt to achieve profitable results from operations in the second quarter of 1999.

     Because of its working capital constraints and in order to concentrate more fully on the necessary actions to improve existing operations, the Company has suspended its activity for external growth of its environmental and demolition business through acquisitions or the opening of additional regional offices.

     As of March 26, 1999, the Company is in negotiations to sell WCI. If WCI is sold, the Company expects to continue the effort begun in the first quarter of 1999 to identify potential business combinations for the Company. As the Company is not, and does not anticipate being, in a favorable cash position, potential new business combinations are expected to rely upon the issuance of the Company's common stock for the major portion of the consideration required to complete a transaction. There is no assurance that a business combination will take place and, if a transaction does occur, that the Company's shareholders will not incur significant dilution as a result of the Company's issuance of its common stock as consideration. A sale of WCI and/or a business combination may require approvals of the Company's shareholders.

     In the event the Company does not sell WCI, it will face certain constraints based upon its working capital requirements and WCI's credit agreement with Wells Fargo. These constraints will result in continuing the suspension of the Company's external growth efforts in its environmental and demolition business, as well as a reevaluation of the projects WCI bids, contracts for and performs in the future. In order to exercise greater control over field expenses and projects, particularly those involving demolition, management anticipates that WCI will seek less work outside of its primary San Diego County geographic area. In addition, projects which utilize equipment owned by WCI rather than third party rentals will be more attractive to WCI in the bidding process. However, even if the Company and WCI are successful in negotiating a resetting of the financial covenants in the credit agreement and acceptable borrowing limits and interest rates payable, it is likely that WCI will not be able to increase its revenues significantly in 1999, and may, in fact, shrink its revenues, as a result of working capital constraints.

     If the negotiations to sell WCI which are underway at March 26, 1999 fail to produce a sale of WCI, the Company may seek additional parties interested in purchasing WCI. Whether or not it contracts to sell WCI, the Company may seek additional opportunities to effect a business combination. There is no assurance that the Company will be successful in finding any acceptable opportunities for business combinations or that it will find other potential purchasers for WCI.

Item 7A. Quantitative and qualitative disclosure about market risk:

     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its debt. A one percent change in interest rates on variable rate debt would impact interest expense by $22,000, based on principal balances at December 31, 1998.

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

                                 15 OF 41 PAGES

The Company has been notified by the vendor of its financial and payroll software that such software is year 2000 compliant. Nevertheless, this software will be analyzed and tested for compliance.

     From fiscal 1995 through the present, the Company, in its normal course of business, replaced substantially all of its business systems hardware and software. To date, expenses associated with year 2000 compliance have been minimal. The Company believes that periodic, scheduled upgrades of hardware and software will satisfy its needs for year 2000 compliance and that the related costs will differ nominally from expenditures which would have been made in its normal course of business. The costs necessary to modify or replace the items mentioned above, or the interruption of administrative or service processes relating from compliance failure, are not expected to have a material adverse effect on the Company's business and financial condition or its results of operations.

External

     There can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely result of the failure of key customers to achieve year 2000 compliance would be the delay of projects and the delay in the collection of accounts receivable from such customers for an indeterminate period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of preparing questionnaires to be sent to its customers and vendors asking them to respond with their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks. The Company expects to complete this process in the first half of 1999 and is developing a response program for the possible worst-case scenario, which may include the possible replacement of non-compliant customers or vendors.

Results of operations:

1998 Compared to 1997 -

     Revenues in 1998 consisted of solely WCI's contract revenues. Revenues in 1997 consisted of WCI's contract revenues (from October 21, 1997, the date of the Company's acquisition of WCI) and consulting income. Contract revenues in 1998 were $13,743,000 compared to $2,248,000 in 1997. The increase was due to the inclusion of a full year of WCI's contract revenues in 1998 as opposed to only the period from October 21 through December 31 in 1997, as well as an expansion of WCI's demolition-related revenues in 1998. Consulting income, which arose from the Company's agreement with a purchaser of its former Sportswear Division, was $50,000 in 1997. The consulting agreement expired on December 31, 1997 and was not renewed.

     Gross profit in 1998 amounted to $3,419,000 as compared to $962,000 in 1997, an increase of $2,457,000. The increase is attributable to the inclusion of WCI's gross profit for a full year in 1998 versus the period from October 21 through December 31 in 1997. Gross profit margin decreased to 25% in 1998 from 42% in 1997, principally due to lower margins on demolition-related projects in 1998 and the inclusion of very high margin asbestos projects in the fourth quarter of 1997.

     General administrative expenses rose to $3,859,000 in 1998 from $1,226,000 in 1997, an increase of $2,633,000. Excluding intercompany charges, $2,262,000 of the increase was incurred at WCI and $371,000 of the increase was incurred at the corporate level, including a $170,000 increase in the amortization of goodwill. General and administrative expenses rose as a result of four factors:
(1) the inclusion of WCI's general and administrative expenses for a full year in 1998 compared to the period from October 21 to December 31, 1997; (2) increased general and

                                 16 OF 41 PAGES
administrative expenses at WCI in connection with its substantial revenue growth in 1998 versus 1997; (3) the growth in corporate expenses associated with the administration of WCI for a full year, the Company's expansion efforts, and the related financing efforts; and (4) expenses which were no longer allocated to discontinued operations.

     Interest expense-net was $126,000 in 1998 compared to interest income-net of $137,000 in 1997, a net expense increase of $263,000. The change was due to the Company's position as a net borrower in 1998 compared to holding a net cash balance during 1997. The borrowings in 1998 were used to finance the Company's increase in accounts receivable, purchases of equipment and the net loss for the year.

     Amortization of goodwill rose in 1998 compared to 1997 as a result of recording a full year of amortization in 1998 versus recognizing amortization in 1997 for the period from October 21 through December 31.

     The Company recorded a benefit from income taxes in 1998 of $45,000 compared to a provision for income taxes of $48,000 in 1997. The net decrease of $93,000 was due to the Company's larger loss in 1998 versus 1997 and the reversal of an accrual for income taxes payable from prior years.

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

                                 17 OF 41 PAGES

Forward-Looking Information

     From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expectation," "growing," "will be," "will require," "likely result," "expected," "continued," "anticipated," "estimated," "projected," "potential," "opportunity," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital under WCI's credit agreement, the Company's ability to negotiate the resetting of the financial covenants, future borrowing limits and interest rates under the credit agreement, WCI and the Company's continued reliance upon waivers of noncompliance from Wells Fargo, reliability of estimates, of anticipated first quarter losses, success of actions taken to improve gross margins and reduce operating expenses, risks associated with the potential sale of WCI, the Company's potential inability to sell WCI, risks associated with potential business combinations, the Company's potential inability to complete a business combination, risk of shareholder dilution, potentionally lower revenues in 1999, failure of the Company to become fully year 2000 compliant, failure of key customers to become fully year 2000 compliant and the effect it might have on the Company's ability to collect its accounts receivable in a timely fashion or obtain supplies from its vendors, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.




                                 18 OF 41 PAGES

Item 8.  Financial statements and
          additional financial data



                         REXX ENVIRONMENTAL CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          FILED WITH THE ANNUAL REPORT
                           OF THE COMPANY ON FORM 10-K


                                                                  Page

Report of independent accountants                                   20

Consolidated balance sheets at December 31, 1998 and 1997           21

Consolidated statements of operations for the years ended
 December 31, 1998, 1997 and 1996                                   22

Consolidated statements of stockholders' equity for the years
 ended December 31, 1998, 1997 and 1996                             23

Consolidated statements of cash flows for the years ended
 December 31, 1998, 1997 and 1996                                24-25

Notes to consolidated financial statements                       26-36



                                 19 OF 41 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of

REXX Environmental Corporation


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of REXX Environmental Corporation (formerly Oak Hill Sportswear Corporation) and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

New York, New York
March 26, 1999




                                 20 OF 41 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                         December 31,
                                                        1998      1997
             Assets

Current assets:
  Cash and cash equivalents                           $    68   $   710
  Accounts receivable - net                             4,749     2,353
  Costs in excess of billings                             223       600
  Assets held for sale                                    780     1,350
  Other current assets                                    164       142
                                                      -------   -------

             Total current assets                       5,984     5,155

Property and equipment, net                             1,487       718
Goodwill, net                                           2,914     3,125
Other assets                                               37        57
                                                      -------   -------

                                                      $10,422   $ 9,055
                                                      =======   =======


             Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                   $   668   $ 1,015
  Notes payable to bank                                 1,681         0
  Accounts payable                                      1,872     1,153
  Billings in excess of costs                             409       238
  Accrued expenses                                        311       752
  Deposit on asset held for sale                            0       152
  Income taxes payable                                    100       376
                                                      -------   -------

               Total current liabilities                5,041     3,686
                                                      -------   -------

Long-term debt, net of current portion                    738       180
                                                      -------   -------
Other long-term liabilities                                 0        50
                                                      -------   -------


Stockholders' equity - see accompanying statement:
    Preferred stock, $1.00 par value, authorized
     1,000,000 shares; -0- shares issued
    Common stock, $.02 par value, authorized
     12,000,000 shares; 5,279,828 shares
     issued                                               105       105
    Capital in excess of par value                     27,925    27,925
    Accumulated deficit                                (6,379)   (5,883)
    Common stock held in treasury, at cost
     (2,812,252 shares)                               (17,008)  (17,008)
                                                      -------   -------

               Total stockholders' equity               4,643     5,139
                                                      -------   -------

                                                      $10,422   $ 9,055
                                                      =======   =======

                 See notes to consolidated financial statements.

                                 21 OF 41 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Dollars in thousands except
                               per share amounts)

                                             Years ended December 31,

                                           1998        1997       1996

Revenues                                 $13,743     $ 2,298     $   75

Cost of services                          10,324       1,336          0
                                         -------     -------     ------

Gross profit                               3,419         962         75

General and administrative
 expenses                                  3,859       1,226        531
                                         -------     -------     ------

Loss from operations                    (    440)   (    266)   (   456)

Other (income) expense:
 Interest expense                            135          37          0
 Interest (income)                      (      9)   (    174)   (   247)
 Other (income)                         (     25)   (      8)         0
                                         -------     -------     ------

Loss from continuing operations
  before provision for
  taxes                                 (    541)   (    119)   (   209)

(Benefit from) provision for taxes      (     45)         48          9
                                         -------     -------     ------

Loss from continuing
  operations                            (    496)   (    167)   (   218)
                                         -------     -------     ------

Discontinued operations:
  Loss, net                                    0           0    (   792)
  Loss on disposal, net                        0           0    (   300)
                                         -------     -------     ------

                                               0           0    ( 1,092)
                                         -------     -------     ------

  Net loss                              ($   496)   ($   167)   ($1,310)
                                         =======     =======     ======

Per share data (basic and diluted):
    Loss from continuing
    operations                             ($.20)      ($.08)    ($ .11)
                                           -----       -----      -----

  Discontinued operations:
    Loss, net                                .00         .00     (  .38)
    Loss on disposal, net                    .00         .00     (  .15)
                                           -----       -----      -----

                                             .00         .00     (  .53)
                                           -----       -----      -----

    Net loss                               ($.20)      ($.08)    ($ .64)
                                           =====       =====      =====

                 See notes to consolidated financial statements.

                                 22 OF 41 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                  Total
                         Common stock        Capital in  Accumu-  stock-
                    Shares   Par      In     excess of   lated    holders'
                    Issued  Value  treasury  par value   deficit  equity


Balance, December
 31, 1995           4,870   $97   ($17,008)   $27,363   ($4,406)  $ 6,046

Net loss for
 the year ended
 December 31, 1996                                      ( 1,310)  ( 1,310)
                    -----   ---    -------     ------    ------    ------

Balance, December
 31, 1996           4,870    97   ( 17,008)    27,363   ( 5,716)    4,736

Shares issued in
 connection with
 acquisition          400     8                   542                 550

Shares issued
 upon exercise
 of stock options      10     -                    20                  20

Net loss for
 the year ended
 December 31, 1997                                      (   167)  (   167)
                    -----  ----    -------    -------    ------    ------

Balance, December
 31, 1997           5,280   105   ( 17,008)    27,925   ( 5,883)    5,139

Net loss for
 the year ended
 December 31, 1998                                      (   496)  (   496)
                    -----  ----    -------    -------    ------    ------

Balance, December
 31, 1998           5,280  $105   ($17,008)   $27,925   ($6,379)   $4,643
                    =====  ====    =======    =======    ======    ======


                 See notes to consolidated financial statements.


                                 23 OF 41 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,

                                                 1998      1997     1996
Cash flows from operating activities:
  Net loss                                    ($   496) ($  167) ($1,310)
  Adjustments to reconcile net loss
    to net cash used
    by operating activities:
    Loss on disposal of assets and
    discontinued operations                         20        -      300
    Depreciation and amortization                  365      223        -
                                               -------   ------   ------

                                              (    111)      56  ( 1,010)

  Changes in assets and liabilities           (  1,898) ( 1,478)      75
                                               -------   ------   ------

    Net cash used in
     operating activities                     (  2,009) ( 1,422) (   935)
                                               -------   ------   ------

Cash flows from investing activities
  Acquisition of WCI                                 -  ( 3,883)       -
  Capital expenditures                        (  1,013) (   105)       -
  Net proceeds on disposal of assets
    and discontinued operations                    640      648      926
  Deposit on asset held for sale              (    152)     143        -
                                               -------   ------   ------
  Net cash (used in) provided by
    investing activities                      (    525) ( 3,197)     926
                                               -------   ------   ------

Cash flows from financing activities:
  Exercise of options                                -       20        -
  Net increase in short term borrowings          1,334       17        -
  Net increase (decrease) in
    long-term debt                                 558  (    22) (   500)
                                               -------   ------   ------

Net cash provided by (used in)
  financing activities                           1,892       15  (   500)
                                               -------   ------   ------

Net decrease in cash                          (    642) ( 4,604) (   509)

Cash and cash equivalents
  at beginning of year                             710    5,314    5,823
                                               -------   ------   ------

Cash and cash equivalents
  at end of year                               $    68   $  710   $5,314
                                               =======   ======   ======

                 See Notes to consolidated financial statements.


                                 24 OF 41 PAGES

Supplemental disclosures of cash flow information:

Changes in assets and liabilities:
  Accounts receivable                          ($2,396) ($  609)  $  438
  Costs in excess of billings                      377  (    64)       -
  Other current assets                         (    22)      80       62
  Other assets                                      20        4        -
  Billings in excess of costs                      171       23        -
  Accounts payable and accrued expenses            278  (   526) (   404)
  Accrued income taxes                         (   276) (   386) (    21)
  Other liabilities                            (    50)       -        -
                                                ------   ------   ------

                                               ($1,898) ($1,478)  $   75
                                                ======   ======   ======

Cash paid during the year for:

  Interest                                      $  147   $   38   $   67
  Income taxes (including
    interest thereon)                           $  219   $  633   $   30

Noncash investing activities:

  Capital stock issued for acquisition          $    -   $  550   $    -

Details of acquisition:

  Fair value of assets acquired                 $    -   $6,968   $    -
  Liabilities assumed                                -  ( 2,535)       -
  Stock issued                                       -  (   550)       -
                                                ------   ------   ------

  Cash paid                                          -    3,883        -
  Less cash acquired                                 -  (    27)       -
                                                ------   ------   ------

Net cash paid for acquisition                   $    -   $3,856   $    -
                                                ======   ======   ======

                 See notes to consolidated financial statements.

                                 25 OF 41 PAGES

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

  B. Cash equivalents:

     Cash equivalents include all highly liquid debt instruments (primarily U.S. Treasury obligations) purchased with original maturities of less than three months.

  C. Goodwill:

     Goodwill represents the excess of the cost of the business acquired, WCI, over the fair value of its net tangible assets. Goodwill is amortized using the straight line method over a 15 year period. Amortization of goodwill for 1998 and 1997 was $211,000 and $41,000, respectively.

  D. Pension and profit-sharing plans:

     The Company has defined contribution pension and profit-sharing plans covering eligible employees (which have permanently ceased contributions) and WCI has a defined contribution 401K plan covering eligible employees. Costs for these plans are funded as accrued and there are no prior service costs with respect to these plans.

  E. Net loss per share:

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net loss per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for 1998, 1997 and 1996 were 2,467,576, 2,136,905 and 2,057,576, respectively.

    Net loss used in the computation of basic and diluted net loss per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

    Options to purchase 304,000, 195,000 and 184,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding in 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares in the respective years.

                                 26 OF 41 PAGES

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

  H. Revenues:

     Consulting fees are recognized as earned. Consulting income received from a buyer of the Company's former Sportswear division for 1998, 1997, and 1996 was $0, $50,000 and $75,000, respectively.

  I. Fair value of financial instruments:

     The fair value of the Company's financial instruments (cash, receivables, payables and mortgage note) approximates the carrying value due to the relatively short-term nature of these assets.

  J. Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The principal estimates made with respect to these financial statements relate to job costs and the percentage completion of each job. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION AND CONSOLIDATED CONDENSED PRO FORMA FINANCIAL
         INFORMATION

     On October 21, 1997, the Company completed the acquisition of 100% of the outstanding shares of WCI, a privately-owned, San Diego-based environmental remediation contractor. Founded in 1991, WCI provides asbestos abatement, hazardous materials and soil remediation and

                                 27 OF 41 PAGES
demolition services, primarily in California, to commercial and governmental clients. The total consideration consisted of (a) $3,600,000 in cash, using cash on hand, (b) 400,000 shares of restricted REXX Environmental Corporation common stock and (c) rights entitling the former owners of WCI to sell up to 50,000 shares per quarter of the common stock back to the Company starting in April 1999, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1998, and to sell up to an additional 50,000 shares per quarter back to the Company starting in April 2000, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1999. During 1998, WCI did not meet the earnings requirement and, therefore, the rights relating to 1998 income expired. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon the fair values on the date of acquisition, as follows:

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

                        Consolidated Condensed Pro Forma
                            Statements of Operations
                                   (unaudited)

                                                            1997

Revenues                                                $10,350,000
                                                        -----------
Income from operations                                    1,180,000
Other income                                                 36,000
                                                        -----------
Income before income taxes                                1,216,000
Income taxes                                                151,000
                                                        -----------
Net income                                              $ 1,065,000
                                                        ===========

Pro forma net income per share - basic                          $0.43
                                                              =====

                                 28 OF 41 PAGES

NOTE 3 - ACCOUNTS RECEIVABLE:

     Accounts receivable at December 31, 1998 and 1997 are as follows:

                                               1998           1997
                                            ---------      ----------

    Contracts in progress:
       Currently receivable                 $1,779,000     $  902,000
       Unbilled retentions                     388,000        149,000
                                            ----------     ----------
                                             2,167,000      1,051,000
                                            ----------     ----------

    Completed contracts:
       Currently receivable                  1,798,000        949,000
       Retentions receivable                   681,000        361,000
                                            ----------     ----------
                                             2,479,000      1,310,000
                                            ----------     ----------

    Other accounts receivable                  138,000         27,000
                                            ----------     ----------
                                             4,784,000      2,388,000

    Less allowance for
       doubtful accounts                   (    35,000)   (    35,000)
                                            ----------     ----------

                                            $4,749,000     $2,353,000
                                            ==========     ==========

    During 1998, one customer accounted for approximately 13% of the Company's revenues. During the short period from the date of the Company's acquisition of WCI, October 21, 1997, to December 31, 1997, one customer accounted for approximately 28% of the Company's revenues due to the completion of a large project during the period.

NOTE 4 - CONTRACTS IN PROGRESS:

     Contracts in progress at December 31, 1998 and 1997 are as follows:

                                               1998           1997
                                            ----------     ----------

     Costs incurred on contracts in
       progress                             $4,174,000     $1,325,000
     Estimated earnings on contracts
       in progress                             743,000        704,000
                                            ----------     ----------

     Total costs and estimated earnings      4,917,000      2,029,000
     Less billings to date                 ( 5,103,000)   ( 1,667,000)
                                             ---------      ---------

                                           ($  186,000)    $  362,000
                                            ==========     ==========

     Contracts in progress are included
       in the accompanying balance sheet
       under the following headings

     Costs and estimated earnings in
       excess of billings on contracts
       in progress                          $  223,000     $  600,000

     Billings in excess of costs and
       estimated earnings on contracts     (   409,000)   (   238,000)
                                            ----------     ----------

                                           ($  186,000)    $  362,000
                                            ==========     ==========

                                 29 OF 41 PAGES

NOTE 5 - ASSETS HELD FOR SALE:

        In connection with the acquisition of WCI, WCI owned certain land for which WCI had an agreement with Envira Minerals, Inc. ("Envira") whereby Envira (whose minority stockholders include the former owners of WCI) would purchase the land from WCI at an agreed-upon price. Until Envira is able to obtain financing for the acquisition of this land, Envira has agreed to reimburse WCI for all monthly payments due under a loan from the Small Business Administration. Pursuant to the stock purchase agreement between the Company and the former owners of WCI, the former owners of WCI were obligated to purchase the land from WCI in the event the land was not sold to Envira or any other party during a specified time period. During December 1997, WCI received a deposit from the former owners of WCI towards the purchase of the land. During February 1998, the Small Business Administration loan secured by the land was repaid by the former owners of WCI. During 1998, WCI transferred title to the land to the former owners of WCI. WCI and the Company recognized no gain or loss on the sale of the land.

     The Company owns a warehousing facility in Mississippi, which is approximately 64,000 square feet. During November 1997, the Company leased the facility to an unaffiliated company. The Company is currently seeking to sell the facility.

NOTE 6 - PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1998 and 1997 consisted of:

                                               1998            1997
                                             ----------     ---------

         Machinery and equipment             $1,163,000     $350,000
         Office equipment                       105,000       90,000
         Furniture and fixtures                  29,000        7,000
         Leasehold improvements                  42,000       41,000
         Vehicles                               338,000      252,000
                                             ----------     --------
                                              1,677,000      740,000
         Less accumulated depreciation      (   190,000)     (22,000)
                                             ----------     --------

         Net property and equipment          $1,487,000     $718,000
                                             ==========     ========

     Depreciation expense for the years ended December 31, 1998 and 1997 was $184,000 and $22,000, respectively.

NOTE 7 - NOTES PAYABLE TO BANK:

     The Company's wholly owned subsidiary, Watkins Contracting, Inc. ("WCI"), has a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time. WCI may borrow up to $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo) under the credit agreement, based upon a formula of 75% of eligible accounts receivable. At December 31, 1998, WCI had $1,681,000 borrowed under the credit agreement, in addition to approximately $100,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. As of

                                 30 OF 41 PAGES

December 31, 1998, WCI and the Company were not in compliance with all of the covenants in the credit agreement. On March 26, 1999, Wells Fargo Bank issued a waiver of such noncompliance. As of March 26, 1999, WCI, the Company and Wells Fargo Bank are negotiating the resetting of the financial covenants and borrowing limits available under the credit agreement.

NOTE 8 - LONG-TERM DEBT:

     The Company has an outstanding mortgage note, which is secured by land and a building in Mississippi (and, from December 1996 to April, 1998, by a $500,000 certificate of deposit) which carries an interest rate of 1/2% above the Bank of Mississippi's Prime Rate (7.75% at December 31, 1998). The principal balance of the mortgage was $469,000 at December 31, 1998 and $500,000 at December 31, 1997. During 1998, the mortgage was refinanced and $31,000 of the principal balance of the mortgage was paid. The Company has classified this as a current liability as it is likely that part or all of such note will be repaid in 1999.

     WCI acquired vehicles and equipment under long-term purchase contracts which were secured by the related assets. Vehicles and equipment under purchase contracts had a net book value of $1,076,000 at December 31, 1998 and $313,000 at December 31, 1997.

Long-term debt at December 31, 1998 and 1997 included:

                                              1998           1997
                                          ----------     ----------

Debt on assets held for sale              $  469,000     $  918,000
Purchase contracts (at interest
 rates of 6.34% to 9.64% and with
  maturities from 4/99 to 11/03):            937,000        266,000

Capitalized leases:
Total minimum lease payments                       0         12,000
Less amounts representing interest                 0    (     1,000)
                                          ----------     ----------
                                                   0         11,000
Present value of long-term
 debt and capitalized leases               1,406,000      1,195,000

Less current portion of long-term
 debt                                        668,000      1,015,000
                                          ----------     ----------

Long-term debt, net of current
 portion                                  $  738,000     $  180,000
                                          ==========     ==========

Maturities on long-term debt and capitalized leases:


         1999                                   $  668,000
         2000                                      200,000
         2001                                      203,000
         2002                                      208,000
         2003                                      127,000
                                                ----------
         Total maturities                       $1,406,000
                                                ==========


                                 31 OF 41 PAGES

NOTE 9 - STOCK OPTIONS:

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

     On December 3, 1997, the Board of Directors approved amendments to the Plan, which were also approved by a majority of shareholders at a Special Meeting of Shareholders held on February 17, 1998. The amendments provide for
(1) reserving from the Company's authorized but unissued shares of Common Stock 250,000 shares for issuance on exercise of options which may be granted under the Plan, (2) increasing the maximum number of shares for which a person may receive options under the Plan from 100,000 shares to 150,000 shares and (3) adding the incentive to key employees of any business which the Company acquires or in which it acquires an interest to continue in its employ, by the grants of options under the Plan to such employees, as a purpose of the Plan. At December 31, 1998, the Company reserved 439,250 shares of its Common Stock for the purposes of the Plan. At that date, there were 304,000 options outstanding at exercise prices of $2.00-$5.00.





                                 32 OF 41 PAGES

    Additional information concerning stock options under the Plan is summarized as follows:

                                                              Number of
                                     Weighted    Number of    Options
                          Range of   Average     Options      Available
            Number        Exercise   Exercise    Exercisable  For Future
            of Shares     Prices     Price       At Year End  Grant
            ---------     --------   --------    -----------  ----------
Options
outstanding
at Jan. 1,
1996          74,000    $4.25         $4.25       18,500      125,250
Granted      110,000     2.00          2.00          -           -
Exercised       -            -          -            -           -
Terminated      -            -          -            -           -
             -------    -----------   -----       ------      -------

Options
outstanding
at Dec. 31,
1996         184,000    $2.00-$4.25   $2.90       37,000       15,250
Granted       41,000     3.00- 4.00    3.55          -           -
Exercised    (10,000)    2.00          2.00          -           -
Terminated   (20,000)    2.00          2.00          -           -
             -------    -----------   -----       ------      ------

Options
Outstanding
at Dec. 31,
1997         195,000    $2.00-$4.25   $3.18       82,167         -
Granted      119,000    $2.00-$5.00   $3.74            -         -
Exercised          0              -       -            -         -
Terminated  ( 10,000)   $3.00-$5.00   $4.60            -         -
             -------    -----------   -----       ------      -------

Options
Outstanding
at Dec. 31,
1998         304,000    $2.00-$5.00   $3.25      139,583      135,250
             =======    ===========   =====      =======      =======

    As of December 31, 1998, 1997 and 1996, the weighted average remaining contractual life of outstanding options was approximately 3.0 years, 3.8 years and 3.9 years, respectively.

     As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair values at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's 1998 net loss and net loss per share would have been impacted by $46,907 and $0.02 per share, respectively, and the Company's 1997 net loss and net loss per share would have been impacted by $14,000 and $0.01 per share, respectively. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996, respectively: expected volatility of 58.9%, 63.3% and 34.2%, risk free interest rate of 5.17%, 5.48% and 6.37%, expected option term of 5 years for all options issued and no dividend yield or forfeiture rate for all options granted.

                                 33 OF 41 PAGES

NOTE 10 - TAXES:

     Provision for taxes consists of the following components:

                                             1998        1997       1996

     Current                               ($45,000)   $48,000    $ 9,000
     Deferred                                     -          -          -
                                            -------    -------    -------

        Total                              ($45,000)   $48,000    $ 9,000
                                            =======    =======    =======

     The provisions for 1997 and 1996 represent state and local taxes. There is no provision for federal income taxes as the Company had net losses in 1998, 1997 and 1996. In 1998, the Company reversed $65,000 of excess federal income tax accruals and provided $20,000 for state and local taxes. At December 31, 1998, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $11,756,000 that begin to expire in the year 2007.

     A reconciliation of the statutory income tax rate and the effective tax rates for 1998, 1997 and 1996 follows:
                                              1998       1997       1996
                                              ----       ----       ----

     Statutory rate                           34.0%      34.0%      34.0%
     State and local taxes                   ( 2.4)     (26.6)     (  .5)
     Amortization and other
       non-deductible expenses               (13.8)     (16.3)     ( 1.1)
     Reversal of excess federal accrual       12.0          -          -
     Valuation allowance                     (21.4)     (31.4)     (33.1)
                                              ----       ----       ----

     Effective rate                            8.4%     (40.3%)    (  .7%)
                                              =====     =====      =====

     The following summarizes the significant components of deferred tax (liabilities) assets:

                                       December 31,     December 31,
                                           1998             1997
                                       ------------     ------------

     Accrued expenses                  $   23,000       $   88,000
     Operating loss carryforward        3,997,000        3,955,000
     Capital loss carryforward                  -          121,000
                                        ---------       ----------
     Gross deferred tax assets          4,020,000        4,164,000
                                        ---------       ----------
     Deferred tax asset valuation
      allowance                         4,020,000        4,164,000
                                        ---------       ----------
     Deferred Taxes                     $       0       $        0
                                        =========       ==========

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

                                 34 OF 41 PAGES

NOTE 11 - PROFIT-SHARING AND PENSION PLANS:

     The Company has a non-contributory profit-sharing plan which provided for annual contributions, at the discretion of the Board of Directors, of between 2% and 15% of the defined compensation of eligible employees until October 21, 1997, at which point all contributions permanently ceased. Profit-sharing expense was $0 in 1998, $3,800 in 1997 and $7,500 in 1996.

     The Company also has defined contribution (money purchase) pension plans that cover employees who meet specified eligibility requirements. The contributions required under the plans vary; however, the Company principally contributed 1% of the first $20,000 and 4% above $20,000 (limited to an additional $130,000) of the defined compensation of eligible employees until October 21, 1997, at which point all contributions permanently ceased. Pension expense was $0 in 1998, $6,400 in 1997 and $37,000 in 1996.

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

     Employees are 100% vested in their employee contributions and begin vesting at 20% in WCI's contributions starting with their first year of service. Their vesting portion increases by 20% per year of service until the fifth year of service when the employee is 100% vested in the employer contributions. Employer contributions for 1998 were $6,000 and for the 1997 period from October 21, to December 31, 1997 were $1,000. Voluntary employee contributions into the plan for 1998 were $24,000 and for the period from October 21, 1997 to December 31, 1997 were $6,000.

NOTE 12 - ACCRUED EXPENSES:

     Accrued expenses at December 31 consist of:

                                                1998          1997
                                              --------      --------

         Salaries, wages and
          related expenses                    $151,000      $241,000
         Transaction costs                           0       140,000
         Pension and profit-sharing
          and 401K plans                         7,000        12,000
         Consulting and professional fees       83,000             0
         Accrual related to
          discontinued operations               28,000       305,000
         Other                                  42,000        54,000
                                              --------      --------
                                              $311,000      $752,000
                                              ========      ========

NOTE 13 - CONCENTRATION OF CREDIT RISK:

     The Company's customers, contracts and projects are located primarily in California. The Company extends credit to its customers, a large percentage of which are general contractors. The majority of the Company's contracts are secured or securable by construction liens.

                                 35 OF 41 PAGES

NOTE 14 - COMMITMENTS AND CONTINGENCIES

    The Company leases office space and equipment under operating leases. Future minimum lease payments, net of sublease income, under these leases are as follows:

                 1999                      $204,000
                 2000                       177,000
                 2001                       173,000
                 2002                       135,000
                 Thereafter                 137,000
                                           --------
                                           $826,000
                                           ========

     The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, these matters are not anticipated to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

     See Note 2 regarding contingencies related to the acquisition of WCI.

NOTE 15 - DISCONTINUED OPERATIONS:

     At the Company's 1995 Annual Meeting, held on July 24, 1995, shareholders approved the future sale of the Harmal Division of the Company. The Company's Board of Directors had authorized management to seek a purchaser for the Harmal Division. As of December 31, 1996, the Harmal Division was being treated as a discontinued operation and its assets were being carried as assets held for sale.

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

     Sales made by the Company's Harmal Division in 1997 and 1996 were $82,000, and $3,697,000, respectively.




                                 36 OF 41 PAGES

Item 9.  Disagreements on accounting and financial disclosure:

     None.

                                    PART III

Item 10.  Directors and executive officers of the registrant:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the caption "Certain Information Regarding Directors and Nominees" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.

Item 11.  Executive compensation:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the captions "Executive Compensation", and "Fees Paid to Directors" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.

Item 12.  Security ownership of certain beneficial owners and management:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the captions "Principal Holders of Common Stock" and "Certain Information Regarding Directors and Nominees" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.

Item 13.  Certain relationships and related transactions:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the captions "Fees Paid to Directors" and "Executive Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.



                                 37 0F 41 PAGES

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                                                                                            Filed herewith or
                                                                                            incorporated by
                                                                                            reference to:
                                                                                            ------------------
(a) Documents filed as part of this Form 10-K:

   1. Consolidated financial statements. The consolidated financial statements filed as part of this Form 10-K are listed on the index thereto, on page
      17 hereof.

   2. Financial statement schedules.

      All schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

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

                         (2) Amendment to Certificate                                       Exhibit 3(a)(2) to the
                             of Incorporation filed                                         Company's Form 10-K for
                             February 18, 1998,                                             its year ended December
                             effecting name change to                                       31, 1997.
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

                                 38 OF 41 PAGES

                                                                                            Filed herewith or
                                                                                            incorporated by
                                                                                            reference to:
     10. Material Contracts.                                                                -----------------

         (f)(1) Non-Qualified Stock                                                         Exhibit 10 (iii) to
                Option Plan.                                                                the Company's Form 10-Q
                                                                                            for its quarter ended
                                                                                            September 30, 1994.

            (2) Amendment to Non-Qualified                                                  Exhibit 10(f)(2) to the
                Stock Option Plan, adopted                                                  Company's Form 10-K for
                February 17, 1998.                                                          its year ended December
                                                                                            31, 1997.


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

              (2) Rights Agreement, dated                                                   Exhibit 2.2 to said
                  October 21, 1997, between                                                 Form 8-K.
                  Oak Hill Sportswear
                  Corporation and Greg S.
                  Watkins.

                                 39 OF 41 PAGES

                                                                                            Filed herewith or
                                                                                            incorporated by
                                                                                            reference to:
                                                                                            -----------------

             (3) Rights Agreement, dated                                                    Exhibit 2.3 to said
                 October 21, 1997, between                                                  Form 8-K.
                 Oak Hill Sportswear
                 Corporation and Daren J.
                 Barone.

             (4) Employment Agreement, dated                                                Exhibit 2.4 to said
                 October 21, 1997, between                                                  Form 8-K.
                 Watkins Contracting, Inc.
                 and Greg S. Watkins.

             (5) Employment Agreement, dated                                                Exhibit 2.5 to said
                 October 21, 1997, between                                                  Form 8-K.
                 Watkins Contracting, Inc.
                 and Daren J. Barone.

         (j) Relating to the Credit Agreement
             between Watkins Contracting, Inc.
             and Wells Fargo Bank:

             (1) Credit Agreement, dated as                                                 Exhibit 10(j)(1) filed
                 of November 10, 1998, by                                                   herewith.
                 and between Watkins
                 Contracting, Inc. and Wells
                 Fargo Bank, N.A.

             (2) Revolving line of Credit                                                   Exhibit 10(j)(2) filed
                  Note.                                                                     herewith.

             (3) Continuing Guaranty of REXX                                                Exhibit 10(j)(3) filed
                 Environmental Corporation                                                  herewith.
                 granted to Wells Fargo Bank,
                 N.A. in connection with the
                 Credit Agreement.

         (k) Form of Indemnity Agreement dated                                              Exhibit 10(k) filed
             as of January 4, 1998 between the                                              herewith.
             Company and its directors and executive
             officers.

    (24) (i) Consent of                                                                     Exhibit 24(i) filed
             PricewaterhouseCoopers                                                         herewith.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                 40 OF 41 PAGES

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

Date: March 31, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur L. Asch                         /s/ Michael A. Asch
--------------------------------           -----------------------------------
Arthur L. Asch, Director                   Michael A. Asch, Director

Date:  March 31, 1999                      Date:  March 31, 1999


/s/ James L. Hochfelder                    /s/ Joseph Greenberger
--------------------------------           -----------------------------------
James L. Hochfelder, Director              Joseph Greenberger, Director

Date:  March 31, 1999                      Date:  March 31, 1999


/s/ Brian A. Wasserman
--------------------------------           -----------------------------------
Brian A. Wasserman, Director

Date:  March 31, 1999



                                 41 OF 41 PAGES