Form 10-K/A
period 1998-12-31
REXX ENVIRONMENTAL CORP
filed 1999-04-30
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A






                               AMENDMENT NO. 1 TO
                               ------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ----------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------


For the fiscal year ended                                Commission File Number

    December 31, 1998                                             0-5613
-------------------------                                ----------------------

                         REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                          13-2625545
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                              Number)


  350 Park Avenue, New York, New York                         10022
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 750-7755
                                                          --------------


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $. 02
--------------------------------------------------------------------------------
                                (Title of Class)



                                  1 OF 9 PAGES

Item 10.          Directors and Executive Officers of the Registrant

Directors

                  The following table gives certain information as of April 15, 1999 concerning the Company's directors.


                                                                                    Director        Number       Percent of
Name                Age   Biographical Information                                    Since        of Shares     Outstanding
----                ---   ------------------------                                  --------       ---------     -----------
Arthur L.           57    Chairman of the Board of Directors and Chief                1979           535,951(1)      21.2%(1)
Asch                      Executive Officer of the Company, and member of
                          the Executive and Nominating Committees.
                          Chairman of the Oak Hill Sportswear Division of
                          Donnkenny Apparel, Inc. from July 1995 through
                          December 1997.

Michael A.          32    President and Chief Operating Officer and Treasurer         1996           103,333(2)       4.1%(2)
Asch                      of the Company since January 1997 and Chief
                          Financial Officer since March 1994.  Member of the
                          Executive, Compensation and Nominating
                          Committees.  From March 1994 through December
                          1996, Vice President of the Company.  From July
                          1995 through December 1996, Vice President and
                          Chief Financial Officer of the Oak Hill Sportswear
                          Division of Donnkenny Apparel, Inc.  Since February
                          1992, President and principal of Anniston Capital,
                          Inc. (investment banking). Michael A. Asch is the
                          son of Arthur L. Asch.

Joseph              63    Secretary of the Company and member of the                  1979                --            --
Greenberger               Executive, Nominating, Audit, and Stock Option
                          Committees. Practitioner at his New York law office.


James L.            55    Member of the Audit, Compensation and Stock                 1997            10,000(3)          *(3)
Hochfelder                Option Committees. President of Beldoch Industries
                          Corporation, Inc.  (women's apparel) for more than
                          10 years.




                                  2 OF 9 PAGES


                                                                                    Director        Number       Percent of
Name                Age   Biographical Information                                    Since        of Shares     Outstanding
----                ---   ------------------------                                  --------       ---------     -----------
Brian A.            33    Member of the Audit, Compensation and Stock                 1997             5,000(3)          *(3)
Wasserman                 Option Committees. Managing Member of the
                          Whitestone Group, LLC (investment and merchant
                          banking, venture capital) and affiliates since
                          December 1997. Treasurer of Engex, Inc. (closed end
                          mutual fund), Chief Financial Officer of American
                          Investors Advisors, Inc. (Investment advisor),
                          Investment Analyst of Kinder Investments, LP, Chief
                          Financial Officer of D. H. Blair Investment Banking
                          Corp. (investment banking), Investment Analyst of
                          Venturetek, LP (venture capital limited partnership)
                          and Investment Analyst of Sutton Partners, LP (venture
                          capital limited partnership)from April 1992 to
                          December, 1997. Founder and Chief Financial Officer of
                          First Lawrence Capital Corp. (investment banking) from
                          March 1996 to December, 1997. Director of Heuristic
                          Development Corp. (formerly a developer of computer
                          integrated systems) since December 1997.

----------------------
*        Less than 1%.

(1) See Note 1 to Item 12, "Security Ownership of Certain Beneficial Owners and Management."


(2) Includes 6,000 shares held as custodian for minor children. Mr. Asch disclaims beneficial ownership of these shares. Includes 67,333 shares underlying stock options exercisable within 60 days, and excludes 16,667 shares underlying options not exercisable within 60 days.

(3) Includes 5,000 shares underlying stock options exercisable within 60 days, and excludes 10,000 shares underlying stock options not exercisable within 60 days.




                                  3 OF 9 PAGES

Executive Officers

                  The Company has two corporate executive officers, Arthur L. Asch and Michael A. Asch. See "Directors," above. Its Watkins Contracting, Inc. ("WCI") operating subsidiary has three executive officers, Greg S. Watkins, Daren J. Barone and John Sullivan, III. Their ages, business experience over the last five years and the number of shares of the Company's Common Stock beneficially owned by each of them as of April 15, 1999, are set forth below:


                                                                                  Number      Percent of
                                Age    Business Experience                       of Shares    Outstanding
                                ---    -------------------                       ---------    -----------
Greg S. Watkins                 34     President of WCI since January             100,000(1)      4.1%(1)
President of WCI                       1995.  Secretary and Treasurer of
                                       WCI from July 1991 to January 1995 and
                                       Vice President from June 1992 to January
                                       1995.

Daren J. Barone                 34     CEO of WCI since November 1997             200,000(1)      8.1%(1)
CEO of WCI                             and Secretary and Treasurer since
                                       January 1995.  Sales manager of
                                       WCI from February 1992 to January
                                       1995.

John Sullivan, III              32     CFO of WCI since April 1998.  Prior          2,500(2)         *(2)
CFO of WCI                             thereto, CFO of TC Construction Co.
                                       for more than five years.

------------------

*        Less than 1%.

(1) Excludes 20,000 shares underlying stock options not exercisable within 60 days.

(2) Includes 2,500 shares underlying stock options exercisable within 60 days and excludes 17,500 shares underlying stock options not exercisable within 60 days.

Compliance with Section 16(a) of the Exchange Act

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more that ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange, the exchange on which the Common Stock is listed for trading. Officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. Based on the Company's review of such reports filed for its fiscal year ended December 31, 1998, it believes that all reporting requirements applicable to its officers, directors, and more than ten percent stockholders were complied with for the year ended December 31, 1998.



                                  4 OF 9 PAGES

Item 11.          Executive Compensation

                  The following table summarizes for the Company's fiscal year ended December 31, 1998 and for the two prior fiscal years, the compensation earned by its Chief Executive Officer and by the other executive officers in its fiscal year ended December 31, 1998 whose total annual compensation exceeded $100,000 in the fiscal year.

                           Summary Compensation Table

                                                                                                 Long Term
                                                                                                Compensation
                                                                                                   Awards
                                                                                                ------------
                                       Annual Compensation                                       Securities
Name and                               -------------------                Other Annual           Underlying            All Other
Position              Year         Salary ($)         Bonus ($)       Compensation (1) ($)       Option (#)         Compensation(2)
--------              ----         ----------         ---------       --------------------      ------------        ------------
Arthur L.             1998         $ 225,000(3)          ---                 $ ---                    ---                 ---
Asch                  1997          $ 50,000(3)       $120,000               $ ---                    ---              $1,820
(Chief                1996          $ 50,000(3)          ---                 $ ---                 30,000              $2,400
Executive
Officer)

Michael A.            1998          $215,000(4)          ---                 $ ---                    ---                 ---
Asch                  1997          $215,000(4)          ---                 $ ---                    ---              $8,400
(Chief                1996          $ 25,000(4)          ---                 $ ---                 50,000               $ 900
Operating
and Chief
Financial
Officer)

Greg S.               1998         $180,000 (5)          ---                 $ ---                 20,000              $1,415
Watkins
(President of
WCI)

Daren J.              1998         $180,000 (5)          ---                 $ ---                 20,000              $1,500
Barone
(CEO of
WCI)

---------------
(1) No executive officer's perquisites equaled or exceeded 10% of his cash compensation and bonus.

(2) Represents amounts paid under the Company's defined contribution pension and profit sharing plans in 1996 and 1997 and under WCI's 401(k) Plan in 1998.

(3) Until July 24, 1995, when the sale of the Company's Sportswear Division was consummated, Arthur L. Asch was compensated by the Company at the rate of $500,000 per year, and he was compensated by the new owner of the Sportswear Division from July 25, 1995 through December 31, 1997 at the rate of $450,000 per year. As negotiated in connection with the sale of the Sportswear Division, from July 25, 1995 through December 31, 1997 he was paid regular compensation by the Company at the rate of $50,000 per year. Although on January 22, 1998, the Board's Compensation Committee authorized compensation to Mr. A. Asch at the rate of $325,000 per year, on March 19, 1999 he and the Committee reduced his rate of


                                  5 OF 9 PAGES
         compensation to $225,000 a year for 1998 through February 28, 1999, and agreed that he would be paid no compensation by the Company from March 1, 1999 until further Compensation Committee action.

(4) Until July 24, 1995, the Company compensated Michael A. Asch at the rate of $215,000 per year, and he was compensated by the new owner of the Sportswear Division from July 25, 1995 through December 31, 1996 at the rate of $165,000 per year. As negotiated in connection with the sale of the Sportswear Division, from July 25, 1995 through December 31, 1996 he was compensated by the Company at the rate of $25,000 per year. Although on January 22, 1998, the Board's Compensation Committee authorized compensation to Mr. M. Asch at the rate of $215,000 per year, on March 19, 1999 he and the Committee agreed that he would be paid no compensation by the Company from March 1, 1999 until further Compensation Committee action.

(5)      See Item 13, "Certain Relationships and Related Transactions."

Stock Options

                  The following table sets forth information concerning the number of options granted and the potential realized value of the Stock Options granted to each of the Company's executive officers during its fiscal year ended December 31, 1998:

                        Option Grants in Last Fiscal Year


                                                                                         Potential Realizable Value
                                                                                           at Assumed Annual Rates
                                                                                                of Stock Price
                                                                                               Appreciation For
                                            Individual Grant                                     Option Terms
                                            ----------------                             --------------------------
                                               Percent of
                             Number of           Total
                             Securities         Options
                             Underlying        Granted to     Exer-
                              Options           Employees     cise
                              Granted           in Fiscal     Price       Expiration
       Name                     (#)               Year        ($/Sh)         date           5% ($)          10% ($)
       ----                 ------------       ----------     ------      ----------        ------          -------
Daren J. Barone                20,000            16.8%        $2.00        12/17/03         $20,600         $36,200

John Sullivan, III             10,000             8.4%        $5.00        4/26/03              ---             ---

John Sullivan, III             10,000             8.4%        $2.00        12/17/03         $10,300         $18,100

Greg S. Watkins                20,000            16.8%        $2.00        12/17/03         $20,600         $36,200



         The following table sets forth information concerning options exercised during the fiscal year ended December 31, 1998 and the number of unexercised options and the computed value thereof held by the Company's executive officers at the end of such fiscal year:



                                  6 OF 9 PAGES

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values


                                                                                            Value of
                                                      Number of Securities                 Unexercised
                                                     Underlying Unexercised                In-the-Money
                    Shares                                 Options at                       Options at
                   Acquired                            Fiscal Year-End (#)               Fiscal Year-End($)
                      On            Value         -----------------------------     -----------------------------
Name              Exercise(#)     Realized($)     Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------------------     -----------     -----------     -------------     -----------     -------------

Arthur L. Asch        ---             ---            60,000            10,000          $7,500           $3,750

Michael A. Asch       ---             ---            67,333            16,667         $12,500           $6,250

Daren J. Barone       ---             ---               ---            20,000             ---           $7,500

John Sullivan, III    ---             ---               ---            20,000             ---           $3,750

Greg S. Watkins       ---             ---               ---            20,000             ---           $7,500


Deferred Compensation Plans

                  The Company has non-contributory defined contribution pension and profit sharing plans covering certain employees (including executive officers ) of the Company, and WCI, the Company's wholly-owned operating subsidiary, has a matching contribution 401(k) retirement plan covering certain employees (including its executive officers) of WCI. Neither the Company nor WCI has a defined benefit or actuarial plan.

Compensation of Directors

                  As directors who are not also officers or employees of the Company, Mr. Hochfelder and Mr. Wasserman are each paid a director's fee at the rate of $10,000 a year.




                                  7 OF 9 PAGES

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  The following are believed by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock and by all directors and executive officers as a group, as of April 15, 1999:

                                                              Number of                        Percent of
                  Name and Address                              Shares                         Outstanding
                  ----------------                            ---------                        -----------

Arthur L. Asch                                                 535,951(1)                        21.2%(1)
350 Park Avenue
New York, New York 10022


Daren J. Barone                                                200,000(2)                          8.1%(2)
c/o Watkins Contracting, Inc.
8690 Aero Drive, Suite M327
San Diego, CA 92123

     All directors and executive officers                      956,784(1)                         36.7%(1)(2)(3)
     as a group (8 persons)

-------------------
(1) Includes 25,000 shares held by Mr. Asch's wife in which he disclaims beneficial ownership. Also includes 60,000 shares underlying options which become exercisable within 60 days, and excludes 10,000 additional shares underlying options not exercisable within 60 days.

(2) Excludes 20,000 shares underlying options not exercisable within 60 days.


(3) For information regarding beneficial ownership of the Company's Common Stock by each of its directors and executive officers, see Item 10, "Directors and Executive Officers of the Registrant."


Item 13.          Certain Relationships and Related Transactions

                  Greg S. Watkins and Daren J. Barone are executive officers of WCI. The Company acquired WCI from them on October 21, 1997. The consideration given to Mr. Watkins and Mr. Barone for the acquisition included rights entitling each of them to sell back to the Company, at $5.00 per share, up to 25,000 shares of such common stock per quarter, starting April 1, 2000, if WCI earns in excess of $2,700,000 pretax income (as defined therein) during 1999. Employment Agreements, dated October 21, 1997, between Mr. Watkins and WCI and Mr. Barone and WCI, were executed pursuant to the Stock Purchase Agreement, dated October 21, 1997, between the Company, as buyer, and Mr. Watkins and Mr. Barone, as sellers, pursuant to which said acquisition was consummated. Said Employment Agreements entitle Mr. Watkins and Mr. Barone to each receive from WCI a salary, until December 31, 2000, at the rate of $180,000 a year, incentive compensation equal to 5% of the annual pretax income (as defined in the Employment Agreements) of WCI above $2,700,000, and additional incentive compensation equal to 2.5% of the annual pretax income of WCI above the greater of WCI's previous year's pretax income or $2,700,000.

                  Anniston Capital, Inc., a corporation controlled by Michael A. Asch, a director and executive office, paid the Company $6,600 in 1998 for its use of Company office facilities and other office expenses.



                                  8 OF 9 PAGES

                  Joseph Greenberger, a director, is legal counsel to the Company. He was paid approximately $75,000 for his regular legal services in 1998 and for legal services during the year in connection with a proposed acquisition with respect to which the Company terminated negotiations. The Company expects to incur fees to him in excess of $60,000 for his regular legal services and for legal services in connection with a proposed transaction in 1999.


                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REXX ENVIRONMENTAL CORPORATION
                                     ------------------------------
                                              (Registrant)


                                     By /s/ Arthur L. Asch
                                        ----------------------------------------
                                        Arthur L. Asch, Chairman of the Board

                                     Date: April 29, 1999





                                  9 OF 9 PAGES