Form 10-Q
period 1999-03-31
REXX ENVIRONMENTAL CORP
filed 1999-05-17
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999             Commission File Number  0-5613
                  --------------                                     ------


                      REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                NEW YORK                                   13-2625545
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

As of May 13, 1999, the registrant had 2,467,576 shares of common stock outstanding.

                         REXX ENVIRONMENTAL CORPORATION


                                      INDEX

PART I - Financial Information                                       PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    March 31, 1999 and December 31, 1998                               3

  Consolidated statements of operations -
    three months ended March 31, 1999 and 1998                         4

  Consolidated statements of cash flows -
    three months ended March 31, 1999 and 1998                         5

  Notes to consolidated financial statements                           6

Management's discussion and analysis of
  financial condition and results of operations                        7-11


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                             12

Signatures                                                             13

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                            March 31,          December 31,
                                                              1999                 1998
          Assets

Current assets:
  Cash and cash equivalents                                $    227              $     68
  Accounts receivable - net                                   3,882                 4,749
  Costs in excess of billings                                   495                   223
  Assets held for sale                                          780                   780
  Other current assets                                          251                   164
                                                           --------              --------

        Total current assets                                  5,635                 5,984

Property and equipment, net                                   1,432                 1,487
Goodwill                                                      2,861                 2,914
Other assets                                                     32                    37
                                                           --------              --------

                                                           $  9,960              $ 10,422
                                                           ========              ========


          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                        $    675              $    668
  Notes payable-bank                                          1,581                 1,681
  Accounts payable                                            2,029                 1,872
  Billings in excess of costs                                   531                   409
  Accrued expenses                                              357                   311
  Income taxes payable                                           98                   100
                                                           --------              --------

        Total current liabilities                             5,271                 5,041
                                                           --------              --------

Long-term debt, net of current portion                          662                   738
                                                           --------              --------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued                  105                   105
  Capital in excess of par value                             27,925                27,925
  Accumulated deficit                                        (6,995)               (6,379)
  Common stock held in treasury, at cost
    (2,812,252 shares)                                      (17,008)              (17,008)
                                                           --------              --------

        Total stockholders' equity                            4,027                 4,643
                                                           --------              --------

                                                           $  9,960              $ 10,422
                                                           ========              ========

      See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        Three months ended
                                                            March 31,
                                                   1999                 1998

Revenues                                         $ 3,500              $ 4,203

Cost of services                                   3,086                2,953
                                                 -------              -------

Gross profit                                         414                1,250

General and administrative expenses                  960                1,026
                                                 -------              -------

(Loss) income from operations                       (546)                 224

Other income:
 Interest expense, net                               (54)                  (8)
 Other (expense) income                              (13)                   9
                                                 -------              -------

(Loss) income before provision
  for taxes                                         (613)                 225

Provision for taxes                                    3                   22
                                                 -------              -------

Net (loss) income                                ($  616)             $   203
                                                 =======              =======

Per share data:
  Basic                                            ($.25)                $.08
  Diluted                                          ($.25)                $.08

Weighted average shares outstanding:
  Basic                                            2,468                2,468
  Diluted                                          2,468                2,533





                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                                1999              1998
Cash flows used in operating activities:
    Net (loss) income                                          ($616)             $ 203
    Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
    Depreciation and amortization                                114                 88
                                                               -----              -----
                                                               ( 502)               291

  Changes in assets and liabilities                              836              ( 507)
                                                               -----              -----
     Net cash provided by (used in)
      operating activities                                       334              ( 216)
                                                               -----              -----

Cash flows from investing activities:
  Capital expenditures                                         (  37)             (  36)
  Net proceeds on disposal of assets                              31                  0
  Decrease in assets held for sale                                 0                570
  Deposit on asset held for sale                                   0              ( 152)
                                                               -----              -----

    Net cash (used in) provided by
     investing activities                                      (   6)               382
                                                               -----              -----

Cash flows from financing activities:
    Net short-term borrowings                                  ( 100)               230
    Principal payment of long-term debt                        (  69)             ( 446)
                                                               -----              -----
      Net cash used in financing activities                    ( 169)             ( 216)
                                                               -----              -----

Net increase (decrease) in cash                                  159              (  50)

Cash at beginning of period                                       68                710
                                                               -----              -----

Cash at end of period                                          $ 227              $ 660
                                                               =====              =====


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                                        $ 867              ($643)
    Costs in excess of billings                                ( 272)             ( 172)
    Other current assets                                       (  87)             (   8)
    Other assets                                                   5                  5
    Billings in excess of costs                                  122              ( 127)
    Accounts payable and accrued expenses                        203                448
    Income taxes payable                                       (   2)                 5
    Other liabilities                                              0              (  15)
                                                               -----              -----
                                                               $ 836              ($507)
                                                               =====              =====


  Cash paid - net during the period for:
    Interest                                                   $  64              $  16
    Income taxes (including interest thereon)                  $  12              $  18

                         REXX ENVIRONMENTAL CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation and General

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") (since its acquisition by the Company on October 21, 1997) and Oak Hill Sportswear Holding Corporation, which was inactive. The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Annual Report on Form 10-K for its year ended December 31, 1998.

Note 2 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for the first quarter ended March 31, 1999 were 2,467,576 for both computations and for the first quarter ended March 31, 1998 were 2,467,576 and 2,533,151, respectively.

     Net income (loss) used in the computation of basic and diluted net income
(loss) per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

       Options to purchase 304,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at March 31, 1999, but were not included in the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive. Options to purchase 254,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at March 31, 1998. The dilutive impact of such options is the addition of 65,575 shares to weighted average diluted shares outstanding for the first quarter of 1998 and less than $0.01 decrease in earnings per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

        Working capital at March 31, 1999 was $366,000 as compared to $943,000 at December 31, 1998. The decrease of $577,000 was primarily due to the net loss for the period.

    Net accounts receivable were $3,882,000 at March 31, 1999 as compared to $4,749,000 at December 31, 1998, a decrease of $867,000. The reduction in accounts receivable was due to aggressive collection efforts in the first quarter of 1999, including enlisting additional staff personnel in the collection process and granting discounts in certain circumstances to accelerate the timing of the actual receipt of cash from customers.

    WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At March 31, 1999, WCI had $1,581,000 borrowed under the credit agreement, in addition to approximately $92,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. As of March 31, 1999, WCI and the Company were not in compliance with the covenants in the credit agreement. On May 11, 1999, Wells Fargo Bank issued a waiver of such quarter-end noncompliance. As of May 13, 1999, WCI, the Company and Wells Fargo Bank are negotiating the resetting of the financial covenants and potential changes to WCI's borrowing limits and interest rates payable under the credit agreement.

     The Company has taken actions to improve its gross margins at WCI going forward and to reduce expenses both at WCI and the corporate level in an attempt to achieve profitable results from operations.

     Because of its working capital constraints and in order to concentrate more fully on the necessary actions to improve existing operations, the Company has suspended its activity related to external growth of the Company's environmental and demolition business through acquisitions or the opening of additional regional offices.

     As of May 13, 1999, the Company is close to completing negotiations to sell WCI. It is expected that, if a sale is consummated, the Company will incur a loss on the transaction.

     In addition, management has reached a preliminary understanding to acquire a company which will operate a health, fitness, and nutritional products and services discount card membership program and several health, fitness and nutrition related e-commerce sites, one of which is currently functional. The target company has been in the development stage and is currently preparing to commence membership operations and the marketing of its functional e-commerce site. The preliminary understanding, which is not binding on either party, is subject to further discussions, negotiations, documentation, due diligence, board review and approval, and additional matters. If the transaction is consummated, management anticipates that the Company will secure additional financing through a sale of common stock at the time of closing. It is further expected that the series of transactions described above will result in substantial dilution to the Company's current shareholders. Certain provisions of the preliminary understanding would require shareholder approval and the Company would prepare a proxy statement regarding these provisions after closing the transaction.

     There is no assurance that profitable operations in the future will materialize, that the Company will reach a satisfactory agreement with its bank to reset its financial covenants and other matters or that the sale of Watkins Contracting, Inc. will take place. Further, there is no assurance that the Company and the other entity described above will agree to or will consummate a business combination, or that the Company's shareholders will not incur substantial dilution as a result of the Company's issuance of a significant amount of its common stock as consideration.

     In the event the Company does not sell WCI, it will face certain constraints based upon its working capital requirements and WCI's credit agreement with Wells Fargo. These constraints will result in continuing the suspension of the Company's external growth efforts in its environmental and demolition business, as well as a further reevaluation of the mix of projects WCI bids, contracts for and performs in the future. In order to exercise greater control over field expenses and projects, particularly those involving demolition, management anticipates that WCI will continue to seek less work outside of its primary San Diego County geographic area. In addition, projects which utilize equipment owned by WCI rather than third party rentals will be more attractive to WCI in the bidding process. However, even if the Company and WCI are successful in negotiating a resetting of the financial covenants in the credit agreement and acceptable borrowing limits and interest rates payable, it is likely that WCI will not be able to increase its revenues significantly in 1999, and may, in fact, shrink its revenues, as a result of working capital constraints.

     If the negotiations to sell WCI which are underway at May 13, 1999 fail to produce a sale of WCI, the Company may seek additional parties interested in purchasing WCI. Whether or not it contracts to sell WCI, the Company intends to pursue the acquisition of the company with which it has a preliminary understanding and, if such pursuit is unsuccessful, to seek other opportunities to effect a business combination. There is no assurance that the Company will be successful in consummating the acquisition of the company with which it has a preliminary understanding, in finding any other acceptable opportunities for business combinations or in finding other potential purchasers for WCI.

Year 2000 Compliance:

Internal
--------

     The Company uses a number of computer software programs, operating systems and equipment with computer processing chips in its internal operations, including in its financial business systems and administrative functions. To the extent that the programs, operating systems and equipment contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, some level of modifications or replacement will be necessary.

     The Company is in the process of evaluating critical software, operating systems and equipment for year 2000 compliance. Currently, the Company is in the inventory/assessment phase of its evaluation, which is expected to continue into the second quarter of 1999, with some remediation taking place. The Company has been notified by the vendor of its financial and payroll software that such software is year 2000 compliant. Nevertheless, this software will be analyzed and tested for compliance.

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

External
--------

     There can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely result of the failure of key customers to achieve year 2000 compliance would be the delay of projects and the delay in the collection of accounts receivable from such customers for an indeterminate period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of preparing questionnaires to be sent to its customers and vendors asking them to respond with their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks. The Company expects to complete this process in the second or third quarter of 1999 and is developing a response program for the possible worst-case scenario, which may include the possible replacement of non-compliant customers or vendors.

Results of operations:

     Revenues, which consisted of WCI's contract revenues, were $3,500,000 in the first quarter ended March 31, 1999 compared to $4,203,000 in the comparable period of 1998. The decrease was mainly due to the achievement of a more normal level of revenues in 1999 compared to an unusually high level of revenues in the first quarter of 1998.

     Gross profit in the first quarter of 1999 amounted to $414,000 compared to $1,250,000 in the same period of 1998. The decrease in the 1999 period compared to the prior year was the result of (i) lower revenues, (ii) a larger percentage of revenue from lower margin demolition activities compared to revenues from abatement activities, and (iii) the continued work on several low margin demolition projects.

     General and administrative expenses declined in the first quarter ended March 31, 1999 to $960,000 from $1,026,000 in the comparable quarter in 1998. The decrease was achieved primarily at the corporate level as a result of lower compensation expense.

     Interest expense-net increased to $54,000 in the quarter ended March 31, 1999 from $8,000 in the comparable period of 1998. The increase was due to WCI's significantly higher borrowing levels from its bank and equipment finance companies during the first quarter of 1999 compared to 1998.

     Amortization of goodwill remained constant in the first quarter of 1999 compared to 1998 as the Company is utilizing straight line amortization.

     Provision for income taxes fell to $3,000 in the quarter ended March 31, 1999 from $22,000 in the prior year period. The 1999 and 1998 provisions represent state and local franchise taxes. The 1998 provision also includes California state taxes with respect to income in the first quarter of 1998. In both periods, the Company recorded no provision for federal income taxes as the Company utilized a net operating loss carryforward in 1998 and recorded an operating loss in the first quarter of 1999.

Forward looking information:

     From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward- looking statements may be included in, but not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expectation," "plans to," "preparing to," "will be," "will require," "may," "likely result," "expected," "anticipated," "estimated," "projected," "potential," "opportunity," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital under WCI's credit agreement, the Company's ability to negotiate the resetting of the financial covenants, future borrowing limits and interest rates under the credit agreement, WCI and the Company's continued reliance upon waivers of noncompliance from Wells Fargo, success of actions taken to improve gross margins and reduce operating expenses, risks associated with the potential sale of WCI, the Company's potential inability to sell WCI, risks associated with potential business combinations, the Company's potential inability to complete a business combination, the impact of shareholder dilution, potentially lower revenues in 1999, failure of the

Company to become fully year 2000 compliant, failure of key customers to become fully year 2000 compliant and the effect it might have on the Company's ability to collect its accounts receivable in a timely fashion or obtain supplies from its vendors, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report and to the Company's Form 10-K for its year ended December 31, 1998 that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         No report on Form 8-K was filed during the first quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REXX ENVIRONMENTAL CORPORATION
                                            (Registrant)



Date: May 13, 1999          By: /s/ Arthur  L. Asch
                                ----------------------------------------
                                Arthur L. Asch, Chairman of the Board



Date: May 13, 1999          By: /s/ Michael A. Asch
                                ----------------------------------------
                                Michael A. Asch, President and Treasurer