Form 10-Q
period 1999-06-30
REXX ENVIRONMENTAL CORP
filed 1999-08-13
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999              Commission File Number  0-5613
                  -------------                                     -------


                         REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                NEW YORK                                13-2625545
--------------------------------------------------------------------------------
      (State or other jurisdiction                    (I.R.S Employer
           of incorporation)                       Identification Number)


                    350 PARK AVENUE, NEW YORK, NEW YORK    10022
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

As of August 12, 1999, the registrant had 2,467,576 shares of common stock outstanding.

                         REXX ENVIRONMENTAL CORPORATION


                                      INDEX


PART I - Financial Information                                       PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    June 30, 1999 and December 31, 1998                                  3

  Consolidated statements of operations -
    three months ended June 30, 1999 and 1998                            4

  Consolidated statements of operations -
    six months ended June 30, 1999 and 1998                              5

  Consolidated statements of cash flows -
    six months ended June 30, 1999 and 1998                              6

  Notes to consolidated financial statements                           7-9

Management's discussion and analysis of
  financial condition and results of operations                       9-14


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                              15

Signatures                                                              16

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                June 30,     December 31,
                                                  1999           1998
          Assets

Current assets:
  Cash and cash equivalents                     $    21         $    68
  Accounts receivable - net                       4,523           4,749
  Costs in excess of billings                       235             223
  Assets held for sale                              780             780
  Other current assets                              234             164
                                                -------         -------

        Total current assets                      5,793           5,984

Property and equipment, net                       1,479           1,487
Goodwill                                          2,808           2,914
Other assets                                         27              37
                                                -------         -------

                                                $10,107         $10,422
                                                =======         =======

          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt             $   663         $   668
  Notes payable-bank                              1,581           1,681
  Accounts payable                                1,965           1,872
  Billings in excess of costs                       253             409
  Accrued expenses                                  534             311
  Income taxes payable                               98             100
                                                -------         -------

        Total current liabilities                 5,094           5,041
                                                -------         -------

Long-term debt, net of current portion              714             738
                                                -------         -------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued      105             105
  Capital in excess of par value                 27,925          27,925
  Accumulated deficit                            (6,723)         (6,379)
  Common stock held in treasury, at cost
    (2,812,252 shares)                          (17,008)        (17,008)
                                                -------         -------

        Total stockholders' equity                4,299           4,643
                                                -------         -------

                                                $10,107         $10,422
                                                =======         =======

                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                    Three months ended
                                                         June 30,
                                                     1999        1998

Revenues                                           $ 4,652     $ 3,371

Cost of services                                     3,453       2,211
                                                   -------     -------

Gross profit                                         1,199       1,160

General and administrative expenses                    816         926
                                                   -------     -------

Income from operations                                 383         234

Other income:
 Interest expense, net                                  75          23
 Other expense (income)                                 30    (     16)
                                                   -------     -------

Income before provision
  for taxes                                            278         227

Provision for taxes                                      6          21
                                                   -------     -------

Net income                                         $   272     $   206
                                                   =======     =======

Per share data:
  Basic                                               $.11        $.08
  Diluted                                             $.11        $.08

Weighted average shares outstanding:
  Basic                                              2,468       2,468
  Diluted                                            2,468       2,525



                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                    Six months ended
                                                        June 30,
                                                    1999        1998

Revenues                                          $ 8,152     $ 7,574

Cost of services                                    6,539       5,164
                                                  -------     -------

Gross profit                                        1,613       2,410

General and administrative expenses                 1,776       1,952
                                                  -------     -------

(Loss) income from operations                    (    163)        458

Other income:
 Interest expense, net                                129          31
 Other expense (income)                                43    (     25)
                                                  -------     -------

(Loss) income before provision
  for taxes                                      (    335)        452

Provision for taxes                                     9          43
                                                  -------     -------

Net (loss) income                                ($   344)    $   409
                                                  =======     =======

Per share data:
  Basic                                             ($.14)       $.17
  Diluted                                           ($.14)       $.16

Weighted average shares outstanding:
  Basic                                             2,468       2,468
  Diluted                                           2,468       2,529



                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       1999                1998
Cash flows used in operating activities:
    Net (loss) income                                ($  344)            $  409
    Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
      Depreciation and amortization                      239                182
                                                      ------             ------
                                                     (   105)               591

  Changes in assets and liabilities                      312            (   968)
                                                      ------             ------
     Net cash provided by (used in)
      operating activities                               207            (   377)
                                                      ------             ------
Cash flows from investing activities:
  Capital expenditures                               (   156)           (   531)
  Net proceeds on disposal of assets                      31                  0
  Decrease in assets held for sale                         0                570
  Deposit on asset held for sale                           0            (   152)
                                                      ------             ------
    Net cash (used in) provided by
     investing activities                            (   125)           (   113)
                                                      ------             ------
Cash flows from financing activities:
    Net short-term borrowings                        (   100)                 0
    Principal payment of long-term debt              (    29)           (    41)
                                                      ------             ------
      Net cash used in financing activities          (   129)           (    41)
                                                      ------             ------

Net decrease in cash                                  (   47)           (   531)

Cash at beginning of period                               68                710
                                                      ------             ------

Cash at end of period                                 $   21             $  179
                                                      ======             ======

Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                               $  226            ($1,420)
    Costs in excess of billings                      (    12)                22
    Other current assets                             (    70)                66
    Other assets                                          10                 10
    Billings in excess of costs                      (   156)           (   145)
    Accounts payable and accrued expenses                316                509
    Income taxes payable                             (     2)                20
    Other liabilities                                      0            (    30)
                                                      ------             ------
                                                      $  312            ($  968)
                                                      ======             ======
  Cash paid - net during the period for:
    Interest                                          $  127             $   40
    Income taxes (including interest thereon)         $   18             $   23

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

Note 2 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for the second quarter and first half ended June 30, 1999 were 2,467,576 for both computations, for the second quarter ended June 30, 1998 were 2,467,576 and 2,524,516, respectively, and for the six months ended June 30, 1999 were 2,467,576 and 2,528,977, respectively.

     Net income (loss) used in the computation of basic and diluted net income
(loss) per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

     Options to purchase 304,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at June 30, 1999, but were not included in the computation of diluted net loss per share because during the second quarter, the Company's stock price was below the lowest option exercise price and during the first half the effect of their inclusion would have been antidilutive. Options to purchase 254,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at June 30, 1998. The dilutive impact of such options is the addition of 56,940 shares to weighted average diluted shares outstanding for the second quarter of 1998 and less than $0.01 decrease in earnings per share. For the six months ended June 30, 1998, the dilutive impact of such options is the addition of 61,401 shares outstanding and less than $.01 decrease in earnings per share.

Note 3:  Potential Sale of Watkins Contracting, Inc.:

   The Company previously disclosed that on June 10, 1999 it signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock. Messrs. Watkins and Barone sold WCI to REXX Environmental Corporation in October 1997. The Company plans to prepare a proxy statement, to be filed with the Securities and Exchange Commission for a shareholder vote to act on the Board's recommendation to approve the sale of WCI under the definitive agreement to Messrs. Watkins and Barone. Based on preliminary estimates, if the shareholders approve the transaction, and it closes, the Company will record a loss on the sale of Watkins Contracting, Inc. of approximately $2,800,000 which represents the difference between the price that it will receive and the combined value of WCI's net book value and goodwill that is recorded on REXX Environmental Corporation's books. This preliminary estimate is subject to further review and valuations at the time the transaction closes.

Note 4 - Bank financing:

     WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At June 30, 1999, WCI had $1,581,000 borrowed under the credit agreement, in addition to approximately $90,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders). In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. WCI's defaults under its secured credit agreement as of December 31, 1998 and March 31, 1999 were waived by Wells Fargo. Watkins Contracting, Inc. has signed an amendment to its secured credit agreement with its bank which adjusts the financial covenants and increases the interest rate to 2% over the prime rate. The bank had orally notified the Company that additional borrowing above the current level would be subject to receipt and review by the bank of the definitive agreement to sell Watkins Contracting, Inc. to Messrs. Watkins and Barone. After the definitive agreement was signed, Wells Fargo Bank notified the Company that it may borrow again up to the maximum of its line of credit, subject to the formulas contained in the line of credit agreement.

Note 5 - Subsequent event:

     Effective March 1, 1999, and as a condition to the continued lending by Wells Fargo Bank to WCI under the credit agreement, WCI and the Company agreed that no funds would be transferred from WCI to the Company until further agreement with Wells Fargo Bank. As a result, in order to meet its working capital needs at the corporate level, the Company executed a line of credit borrowing agreement with Republic National Bank of New York ("RNB") on July 29, 1999. The line of credit agreement provides for up to $150,000 in borrowings, secured by the Company's assets, through November 30, 1999. The Company's borrowings under the line of credit have been guaranteed by the Company's Chairman of the Board, Arthur L. Asch. Mr. Asch is not being compensated by the Company for providing the guaranty. Management believes that, if the shareholders approve the sale of WCI to Messrs. Watkins and Barone, and the sale closes, the line of credit will be sufficient to provide the Company the necessary working capital to meet its needs through the planned sale of WCI. There is no assurance that the line of credit will, in fact, be sufficient to provide for the Company's corporate level working capital needs until the consummation of the sale of WCI (if such sale occurs), or that, upon the maturity date of the line of credit, RNB will continue to lend to the Company or that Arthur L. Asch will continue to provide his guaranty. The loss of the line of credit, by any action of RNB or as a result of Mr. Asch's failure to continue his guaranty beyond November 30, 1999, might materially and adversely affect the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

        Working capital at June 30, 1999 was $699,000 as compared to $943,000 at December 31, 1998. The decrease of $244,000 was primarily due to the net loss for the period.

    Net accounts receivable were $4,523,000 at June 30, 1999 as compared to $4,749,000 at December 31, 1998, a decrease of $226,000. The reduction in accounts receivable was due to aggressive collection efforts in the first half of 1999, including enlisting additional staff personnel in the collection process and granting discounts in certain circumstances to accelerate the timing of the actual receipt of cash from customers.

    WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At June 30, 1999, WCI had $1,581,000 borrowed under the credit agreement, in addition to approximately $90,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders). In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. WCI's defaults under its secured credit agreement as of December 31, 1998 and March 31, 1999 were waived by Wells Fargo. Watkins Contracting, Inc. has signed an amendment to its secured credit agreement with its bank which adjusts the financial covenants and increases the interest rate to 2% over the prime rate. The bank had orally notified the Company that additional borrowing above the current level would be subject to receipt and review by the bank of the definitive agreement to sell Watkins Contracting, Inc. to Messrs. Watkins and Barone. After the definitive agreement was signed, Wells Fargo Bank notified the Company that it may borrow again up to the maximum of its line of credit, subject to the formulas contained in the line of credit agreement.

    The Company previously disclosed that on June 10, 1999, it signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock. Messrs. Watkins and Barone sold WCI to REXX Environmental Corporation in October 1997. The Company plans to prepare a proxy statement, to be filed with the Securities and Exchange Commission for a shareholder vote to act on the Board's recommendation to approve the sale of WCI under the definitive agreement to Messrs. Watkins and Barone. Based on preliminary estimates, if the shareholders approve the transaction and it closes, the Company will record a loss on the sale of Watkins Contracting, Inc. of approximately $2,800,000 which represents the difference between the price that it will receive and the combined value of WCI's net book value and goodwill that is recorded on REXX Environmental Corporation's books. This preliminary estimate is subject to further review and valuations at the time the transaction closes.

    The Company previously announced that it reached a preliminary understanding to acquire a company ("HC") which will operate a health, fitness, and nutritional products and services discount card membership program and several health, fitness, and nutrition related e-commerce sites. That company has recently been undergoing various changes in its business plan, personnel, corporate structure and financing. While the Company continued its discussions and negotiations with this entity, final decisions relating to structure, pricing and documentation were proceeding slower than anticipated. As a result, REXX Environmental Corporation's management began discussions with other entities regarding business combinations and recently determined that another business combination was more attractive to the Company and therefore discontinued further discussions and negotiations with HC.

    The Company is in the late stages of negotiating and documenting a transaction with a financial services firm. The transaction would result in a merger of the Company and this entity. If the merger is approved by the Company's directors and shareholders and it closes, the Company's shareholders will incur substantial dilution of their equity position in the Company.

    There is no assurance that profitable operations in the future will materialize or that the sale of Watkins Contracting, Inc. will take place. Further, there is no assurance that the Company and the financial services firm will agree to or will consummate a business combination.

    In the event the Company does not sell WCI, it will face certain constraints based upon its working capital requirements and WCI's credit agreement with Wells Fargo. These constraints will result in continuing the suspension of the Company's external growth efforts in its environmental and demolition business, as well as a further reevaluation of the mix of projects WCI bids, contracts for and performs in the future. In order to exercise greater control over field expenses and projects, particularly those involving demolition, management anticipates that WCI will continue to seek less work outside of its primary San Diego County geographic area. In addition, projects which utilize equipment owned by WCI rather than third party rentals will be more attractive to WCI in the bidding process. However, based upon the resetting of the financial covenants in the credit agreement, it is likely that WCI will not be able to increase its revenues significantly in 1999 as a result of working capital constraints.

    Effective March 1, 1999, and as a condition to the continued lending by Wells Fargo Bank to WCI under the credit agreement, WCI and the Company agreed that no funds would be transferred from WCI to the Company until further agreement with Wells Fargo Bank. As a result, in order to meet its working capital needs at the corporate level, the Company executed a line of credit borrowing agreement with Republic National Bank of New York ("RNB") on July 29, 1999. The line of credit agreement provides for up to $150,000 in borrowings, secured by the Company's assets, through November 30, 1999. The Company's borrowings under the line of credit have been guaranteed by the Company's Chairman of the Board, Arthur L. Asch. Mr. Asch is not being compensated by the Company for providing the guaranty. Management believes that, if the shareholders approve the sale of WCI to Messrs. Watkins and Barone, and the sale closes, the line of credit will be sufficient to provide the Company the necessary working capital to meet its corporate level needs through the planned sale of WCI. There is no assurance that the line of credit will, in fact, be sufficient to provide for the Company's working capital needs until the consummation of the sale of WCI (if such sale occurs), or that, upon the maturity date of the line of credit, RNB will continue to lend to the Company or that Arthur L. Asch will continue to provide his guaranty. The loss of the line of credit, by any action of RNB or as a result of Mr. Asch's failure to continue his guaranty beyond November 30, 1999, might materially and adversely affect the Company.

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

     The Company is in the process of evaluating critical software, operating systems and equipment for year 2000 compliance. Currently, the Company is continuing the inventory/assessment phase of its evaluation, which is expected to continue into the third quarter of 1999, with some remediation taking place. The cost of such remediation has not been materially different from expenses the Company would have incurred in the ordinary course of computer and software upkeep and replacement for obsolescence. The Company has been notified by the vendor of its financial and payroll software that such software is year 2000 compliant. Nevertheless, this software will be analyzed and tested for compliance.

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

External
--------

     There can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely result of the failure of key customers to achieve year 2000 compliance would be the delay of projects and the delay in the collection of accounts receivable from such customers for an indeterminate period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of preparing questionnaires to be sent to its customers and vendors asking them to respond with their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks. The Company expects to complete this process in the third quarter of 1999 and is developing a response program for the possible worst-case scenario, which may include the possible replacement of non-compliant customers or vendors.

Results of operations:

     Revenues, which consisted of WCI's contract revenues, were $4,652,000 and $8,152,000 in the second quarter and six months ended June 30, 1999, respectively, compared to $3,371,000 and $7,574,000 in the comparable periods of 1998. The increase in both periods was mainly due to the achievement of an unusually high level of revenues in the second quarter of 1999 compared to 1998, when revenues were high in the first quarter (but below the 1999 second quarter level) and lower in the second quarter.

     Gross profit in the six months ended June 30, 1999 amounted to $1,613,000 compared to $2,410,000 in the same period of 1998. Gross profit in the second quarter amounted to $1,199,000 compared to $1,160,000 in the second quarter of 1998. The modest increase in the second quarter of 1999 was the result of significantly higher revenues in the quarter with lower gross margins. The decrease of $797,000 for the six month period is due to substantially lower margins, caused primarily by (i) a larger percentage of revenues being generated from lower margin demolition activities compared to revenues from abatement activities and (ii) the continued work on several low margin demolition projects.

     General and administrative expenses declined in the second quarter and six months ended June 30, 1999 to $816,000 and $1,776,000, respectively, from $926,000 and $1,952,000, respectively, in the comparable periods in 1998. The decrease was achieved primarily at the corporate level as a result of lower compensation expense.

     Interest expense-net increased to $75,000 and $129,000 in the second quarter and six months ended June 30, 1999 from $23,000 and $31,000 in the comparable periods of 1998. The increases were due to WCI's significantly higher borrowing levels from its bank and equipment finance companies during the second quarter and first half of 1999 compared to the comparable periods of 1998.

     Amortization of goodwill remained constant in the second quarter and first half of 1999 compared to 1998 as the Company is utilizing straight line amortization.

     Provision for income taxes fell to $6,000 and $9,000 in the second quarter and six months ended June 30, 1999 from $21,000 and $43,000 in the prior year periods. The 1999 and 1998 provisions represent state and local franchise taxes. The 1998 provisions also include California state taxes with respect to income in the second quarter and first half of 1998. In both periods, the Company recorded no provision for federal income taxes as the Company utilized a net operating loss carryforward in 1998 and recorded an operating loss in the first half of 1999.

Forward looking information:

     From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expectation," "plans to," "preparing to," "will be," "will require," "may," "likely result," "expected," "anticipated," "estimated," "projected," "potential," "opportunity," "planned," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital under WCI's credit agreement, future borrowing limits and interest rates under the credit agreement, WCI and the Company's potential continued reliance upon waivers of noncompliance from Wells Fargo, risks associated with the potential unavailability of working capital after November 9, 1999, when WCI's credit agreement expires, success of actions taken to improve gross margins and reduce operating expenses, risks associated with the potential sale of WCI, including the failure to obtain shareholder approval before November 30, 1999 for the Board approved sale, the Company's potential inability to sell WCI, risks associated with potential business combinations, the Company's potential inability to complete a business combination, the impact of shareholder dilution, potentially lower revenues in 1999, failure of the Company to become fully year 2000 compliant, failure of key customers to become fully year 2000 compliant and the effect it might have on the Company's ability to collect its accounts receivable in a timely fashion or obtain supplies from its vendors, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report and to the Company's Form 10-K for its year ended December 31, 1998 that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The Company filed a report on Form 8-K dated June 23, 1999 reporting that it had signed an agreement to sell its wholly owned subsidiary, Watkins Contracting, Inc. The Company's press release, reporting the event dated June 15, 1999, was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REXX ENVIRONMENTAL CORPORATION
                                            (Registrant)



Date: August 12, 1999       By: /s/ Arthur  L. Asch
                                -----------------------------------------------
                                Arthur L. Asch, Chairman of the Board



Date: August 12, 1999       By: /s/ Michael A. Asch
                                -----------------------------------------------
                                Michael A. Asch, President and Treasurer