Form 10-Q
period 1999-09-30
REXX ENVIRONMENTAL CORP
filed 1999-11-15
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999         Commission File Number  0-5613
                  ------------------                                -------


                      REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)



                      NEW YORK                     13-2625545
--------------------------------------------------------------------------------
          (State or other jurisdiction       (I.R.S Employer
                 of incorporation)          Identification Number)



                    350 PARK AVENUE, NEW YORK, NEW YORK     10022
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES _X_    NO ___

As of November 12, 1999, the registrant had 2,467,576 shares of common stock outstanding.

                      REXX ENVIRONMENTAL CORPORATION


                                      INDEX


PART I - Financial Information                                             PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    September 30, 1999 and December 31, 1998                                   3

  Consolidated statements of operations -
    three months ended September 30, 1999 and 1998                             4

  Consolidated statements of operations -
    nine months ended September 30, 1999 and 1998                              5

  Consolidated statements of cash flows -
    nine months ended September 30, 1999 and 1998                              6

  Notes to consolidated financial statements                                 7-9

Management's discussion and analysis of
  financial condition and results of operations                            10-14


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                (In thousands except share and per share amounts)
                                   (Unaudited)

                                               September 30,        December 31,
                                                   1999                 1998
          Assets

Current assets:
  Cash and cash equivalents                      $  172               $    68
  Accounts receivable - net                       3,694                 4,749
  Costs in excess of billings                       545                   223
  Assets held for sale                              780                   780
  Other current assets                              294                   164
                                                 ------               -------

        Total current assets                      5,485                 5,984

Property and equipment, net                       1,424                 1,487
Goodwill                                          2,756                 2,914
Other assets                                         22                    37
                                                 ------               -------

                                                 $9,687               $10,422
                                                 ======               =======

          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt              $  654               $   668
  Notes payable-banks                             1,410                 1,681
  Accounts payable                                1,939                 1,872
  Billings in excess of costs                        98                   409
  Accrued expenses                                  592                   311
  Income taxes payable                               98                   100
                                                 ------               -------

        Total current liabilities                 4,791                 5,041
                                                 ------               -------

Long-term debt, net of current portion              657                   738
                                                 ------               -------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued      105                   105
  Capital in excess of par value                 27,925                27,925
  Accumulated deficit                            (6,786)               (6,379)
  Common stock held in treasury, at cost
    (2,812,252 shares)                          (17,008)              (17,008)
                                                 ------               -------

        Total stockholders' equity                4,236                 4,643
                                                 ------               -------

                                                 $9,687               $10,422
                                                 ======               =======















                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                          Three months ended
                                                            September 30,
                                                      1999                1998

Revenues                                           $ 4,205              $ 3,285

Cost of services                                     3,374                2,116
                                                   -------              -------

Gross profit                                           831                1,169

General and administrative expenses                    807                  987
                                                   -------              -------

Income from operations                                  24                  182

Other expenses (income):
 Interest expense, net                                  71                   38
 Other expense (income)                                 16                  (16)
                                                   -------              -------

(Loss) income before provision
  for taxes                                            (63)                 160

Provision for taxes                                      0                   11
                                                   -------              -------

Net (loss) income                                 ($    63)             $   149
                                                   =======              =======

Per share data:
  Basic                                              ($.03)                $.06
  Diluted                                            ($.03)                $.06

Weighted average shares outstanding:
  Basic                                              2,468                2,468
  Diluted                                            2,468                2,500















           See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                         Nine months ended
                                                           September 30,
                                                    1999                  1998

Revenues                                          $12,357               $10,859

Cost of services                                    9,913                 7,280
                                                  -------               -------

Gross profit                                        2,444                 3,579

General and administrative expenses                 2,583                 2,939
                                                  -------               -------

(Loss) income from operations                        (139)                  640

Other expenses (income):
 Interest expense, net                                200                    69
 Other expense (income)                                59                   (41)
                                                  -------               -------

(Loss) income before provision
  for taxes                                          (398)                  612

Provision for taxes                                     9                    54
                                                  -------               -------

Net (loss) income                                ($   407)              $   558
                                                  =======               =======

Per share data:
  Basic                                             ($.16)                 $.23
  Diluted                                           ($.16)                 $.22

Weighted average shares outstanding:
  Basic                                             2,468                 2,468
  Diluted                                           2,468                 2,517















           See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                             September 30,
                                                       1999                1998
Cash flows used in operating activities:
    Net (loss) income                                ($ 407)             $  558
    Adjustments to reconcile net (loss) income
     to net cash used in operating activities:
    Depreciation and amortization                       365                 279
                                                     ------              ------
                                                     (   42)                837

  Changes in assets and liabilities                     653             ( 1,992)
                                                     ------              ------
     Net cash provided by (used in)
      operating activities                              611             ( 1,155)
                                                     ------              ------

Cash flows from investing activities:
  Capital expenditures                               (  172)            (   698)
  Net proceeds on disposal of assets                     31                   0
  Decrease in assets held for sale                        0                 570
  Deposit on asset held for sale                          0             (   152)
                                                     ------              ------

    Net cash used in investing activities            (  141)            (   280)
                                                     ------              ------

Cash flows from financing activities:
    Net short-term (repayments) borrowings           (  271)                750
    Principal (payment) increase of long-term debt   (   95)                 56
                                                     ------              ------
      Net cash (used in) provided by
     financing activities                            (  366)                806
                                                     ------              ------

Net increase (decrease) in cash                         104             (   629)

Cash at beginning of period                              68                 710
                                                     ------              ------

Cash at end of period                                $  172              $   81
                                                     ======              ======

Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                              $1,055             ($1,561)
      Costs in excess of billings                    (  322)            (   281)
    Other current assets                             (  130)            (    24)
    Other assets                                         15                  15
    Billings in excess of costs                      (  311)            (   202)
    Accounts payable and accrued expenses               348                 274
    Income taxes payable                             (    2)            (   168)
    Other liabilities                                    0              (    45)
                                                     ------              ------
                                                     $  653             ($1,992)
                                                     ======              ======


  Cash paid - net during the period for:
    Interest                                         $  200              $   78
    Income taxes (including interest thereon)        $    6              $  216

                         REXX ENVIRONMENTAL CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation and General

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") and Oak Hill Sportswear Holding Corporation, which was inactive. The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Annual Report on Form 10-K for its year ended December 31, 1998.

Note 2 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for the third quarter and nine months ended September 30, 1999 were 2,467,576 for both computations, for the quarter ended September 30, 1998 were 2,467,576 and 2,500,232, respectively, and for the nine months ended September 30, 1998 were 2,467,576 and 2,517,432, respectively.

     Net income (loss) used in the computation of basic and diluted net income
(loss) per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

     Options to purchase 304,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at September 30, 1999, but were not included in the computation of diluted net loss per share because during the third quarter, the Company's stock price was below the lowest option exercise price and during the nine months ended September 30, 1999 the effect of their inclusion would have been antidilutive. Options to purchase 254,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at September 30, 1998. The dilutive impact of such options is the addition of 32,656 shares to weighted average diluted shares outstanding for the third quarter of 1998 and less than $0.01 decrease in earnings per share. For the nine months ended September 30, 1998, the dilutive impact of such options is the addition of 49,856 shares outstanding and less than $.01 decrease in earnings per share.

Note 3:  Potential Sale of Watkins Contracting, Inc.:

   The Company previously disclosed that on June 10, 1999 it signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock. Messrs. Watkins and Barone sold WCI to REXX Environmental Corporation in October 1997. The sale of WCI under the definitive agreement to Messrs. Watkins and Barone is subject to the approval of the shareholders of REXX Environmental Corporation. Based on preliminary estimates, if the shareholders approve the transaction, and it closes, the Company will record a loss on the sale of Watkins Contracting, Inc. of approximately $3,100,000 which represents the difference between the price that it will receive and the combined value of WCI's net book value and goodwill that is recorded on REXX Environmental Corporation's books. This preliminary estimate is subject to further review and valuations at the time the transaction closes.

Note 4 - Bank financing:

     WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At September 30, 1999, WCI had $1,300,000 borrowed under the credit agreement, in addition to approximately $82,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets of WCI (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders). In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. WCI's breach of certain financial covenants under its secured credit agreement as of December 31, 1998 and March 31, 1999 were waived by Wells Fargo. Watkins Contracting, Inc. has signed an amendment to its secured credit agreement with its bank which adjusts the financial covenants and increases the interest rate to 2% over the prime rate. The bank has orally notified WCI and the Company that it will extend the expiration date of the credit agreement to February 9, 2000. As of November 12, 1999, WCI, the Company and the bank are in the process of documenting the extension and related adjustments in financial covenants.

     Effective March 1, 1999, and as a condition to the continued lending by Wells Fargo Bank to WCI under the credit agreement, WCI and the Company agreed that no funds would be transferred from WCI to the Company until further agreement with Wells Fargo Bank. As a result, in order to meet its working capital needs at the corporate level, the Company has negotiated a line of credit with Republic National Bank of New York. This line of credit currently provides for up to $250,000 in borrowings, secured by REXX's assets. This line of credit is evidenced by a demand grid note in the maximum amount of $250,000. Republic Bank has indicated to the Company's management that it does not intend to demand payment on the note prior to January 31, 2000. The Company's borrowings under this line of credit have been guaranteed by its Chairman of the Board, Arthur L. Asch. Mr. Asch is not being compensated by the Company for providing the guarantee. The Company's management believes that, if the shareholders approve the transaction, and the sale closes, this line of credit will be sufficient to provide the Company with the necessary working capital to meet its needs through the completion of the WCI transaction. However, there is no assurance that the line of credit will, in fact, be sufficient to provide for the Company's corporate level working capital needs until the completion of the WCI transaction, repayment of all or a portion of the Company's borrowings under this line of credit will not be demanded prior to January 31, 2000, that Republic National Bank will extend this line of credit beyond January 31, 2000, if requested by the Company, or that Mr. Arthur L. Asch will continue to provide his guarantee beyond January 31, 2000. The discontinuance of this line of credit, by any action of Republic National Bank, as a result of Mr. Asch's failure to continue to provide his guarantee beyond January 31, 2000 or otherwise, could have a material adverse effect on the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

        Working capital at September 30, 1999 was $694,000 as compared to $943,000 at December 31, 1998. The decrease of $249,000 was primarily due to the net loss for the period.

    Net accounts receivable were $3,694,000 at September 30, 1999 as compared to $4,749,000 at December 31, 1998, a decrease of $1,055,000. The reduction in accounts receivable was due to aggressive collection efforts in the first nine months of 1999, including enlisting additional staff personnel in the collection process and granting discounts in certain circumstances to accelerate the timing of the actual receipt of cash from customers.

    WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, which expires November 9, 1999, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At September 30, 1999, WCI had $1,300,000 borrowed under the credit agreement, in addition to approximately $82,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets of WCI (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders). In addition, the credit agreement provides for certain financial covenants based upon the Company's consolidated financial condition, including its current ratio and tangible net worth. WCI's breach of certain financial covenants under its secured credit agreement as of December 31, 1998 and March 31, 1999 were waived by Wells Fargo. Watkins Contracting, Inc. has signed an amendment to its secured credit agreement with its bank which adjusts the financial covenants and increases the interest rate to 2% over the prime rate. The bank has orally notified WCI and the Company that it will extend the expiration date of the credit agreement to February 9, 2000. As of November 12, 1999, WCI, the Company and the bank are in the process of documenting the extension and related adjustments in financial covenants.

   The Company previously disclosed that on June 10, 1999, it signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock. Messrs. Watkins and Barone sold WCI to REXX Environmental Corporation in October 1997. The sale of WCI under the definitive agreement to Messrs. Watkins and Barone is subject to the approval of the shareholders of REXX Environmental Corporation. Based on preliminary estimates, if the shareholders approve the transaction and it closes, the Company will record a loss on the sale of Watkins Contracting, Inc. of approximately $3,100,000 which represents the difference between the price that it will receive and the combined value of WCI's net book value and goodwill that is recorded on REXX Environmental Corporation's books. This preliminary estimate is subject to further review and valuations at the time the transaction closes.

    The Company is in the late stages of documenting a transaction with a financial services firm. The transaction would result in a business combination of the Company and this entity. If the business combination is approved by the Company's directors and shareholders and it closes, the Company's shareholders will incur substantial dilution of their equity position.

    There is no assurance that profitable operations in the future will materialize or that the sale of Watkins Contracting, Inc. will take place. Further, there is no assurance that the Company and the financial services firm will agree to or will consummate a business combination.

    In the event the Company does not sell WCI, it will face certain constraints based upon its working capital requirements and WCI's credit agreement with Wells Fargo. These constraints will result in continuing the suspension of the Company's external growth efforts in its environmental and demolition business, as well as a further reevaluation of the mix of projects WCI bids, contracts for and performs in the future. In order to exercise greater control over field expenses and projects, particularly those involving demolition, management anticipates that WCI will continue to seek less work outside of its primary San Diego County geographic area. In addition, projects which utilize equipment owned by WCI rather than third party rentals will be more attractive to WCI in the bidding process. However, based upon the resetting of the financial covenants in the credit agreement, it is likely that WCI will not be able to increase its revenues significantly in 2000 as a result of working capital constraints.

    Effective March 1, 1999, and as a condition to the continued lending by Wells Fargo Bank to WCI under the credit agreement, WCI and the Company agreed that no funds would be transferred from WCI to the Company until further agreement with Wells Fargo Bank. As a result, in order to meet its working capital needs at the corporate level, the Company has negotiated a line of credit with Republic National Bank of New York. This line of credit currently provides for up to $250,000 in borrowings, secured by REXX's assets. This line of credit is evidenced by a demand grid note in the maximum amount of $250,000. Republic Bank had indicated to the Company's management that it does not intend to demand payment on the note prior to January 31, 2000. The Company's borrowings under this line of credit have been guaranteed by its Chairman of the Board, Arthur L. Asch. Mr. Asch is not being compensated by the Company for providing the guarantee. The Company's management believes that, if the shareholders approve the transaction, and the sale closes, this line of credit will be sufficient to provide the Company with the necessary working capital to meet its needs through the completion of the WCI transaction. However, there is no assurance that the line of credit will, in fact, be sufficient to provide for the Company's corporate level working capital needs until the completion of the WCI transaction, repayment of all or a portion of the Company's borrowings under this line of credit will not be demanded prior to January 31, 2000, that Republic National Bank will extend this line of credit beyond January 31, 2000, if requested by the Company, or that Mr. Arthur L. Asch will continue to provide his guarantee beyond January 31, 2000. The discontinuance of this line of credit, by any action of Republic National Bank, as a result of Mr. Asch's failure to continue to provide his guarantee beyond January 31, 2000 or otherwise, could have a material adverse effect on the Company.

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

     The Company has hired consultants and purchased diagnostic software for the purpose of evaluating critical software, operating systems and equipment for year 2000 compliance. The Company has completed the inventory/assessment phase of its evaluation, with some needed remediation taking place. The cost of such remediation has not been materially different from expenses the Company would have incurred in the ordinary course of computer and software upkeep and replacement for obsolescence. The Company has been notified by the vendor of its financial and payroll software that such software is year 2000 compliant. Nevertheless, this software and all other hardware and software utilized in operations was analyzed and tested for compliance. The consultants and diagnostic software indicate that the Company's systems are currently year 2000 compliant.

     From fiscal 1995 through the present, the Company, in its normal course of business, replaced substantially all of its business systems hardware and software. To date, expenses associated with year 2000 compliance have been minimal. The costs necessary to modify or replace any hardware or software which is found to be non-compliant, or the interruption of administrative or service processes relating from compliance failure, are not expected to have a material adverse effect on the Company's business and financial condition or its results of operations.

External

     There can be no assurance that the Company's customers and suppliers are, or will be, year 2000 compliant. The Company believes the most reasonably likely result of the failure of key customers to achieve year 2000 compliance would be the delay of projects and the delay in the collection of accounts receivable from such customers for an indeterminate period of time. Currently, the Company is not aware of any customers that are not year 2000 compliant. In order to address the potential non-compliance with the year 2000 by the Company's customers and suppliers, the Company is in the process of preparing, sending to and retrieving from its customers and vendors, questionnaires regarding their year 2000 plans. Until this process is substantially complete, the Company will not be in a position to fully assess its year 2000 risks. The Company expects to complete this process in the fourth quarter of 1999 and is developing a response program for the possible worst-case scenario, which may include the possible replacement of non- compliant customers or vendors, and which will be complete in the fourth quarter of 1999.

Results of operations:

     Revenues, which consisted of WCI's contract revenues, were $4,205,000 and $12,357,000 in the third quarter and nine months ended September 30, 1999, respectively, compared to $3,285,000 and $10,859,000 in the comparable periods of 1998. The increase in both periods was mainly due to larger demolition jobs which were continuing throughout the third quarter and nine months ended September 30, 1999. These jobs were larger in revenue but lower in gross margins than jobs completed in the comparable periods of 1998, when the revenue mix included a greater percentage of abatement projects.

     Gross profit in the third quarter ended September 30, 1999 amounted to $831,000 compared to $1,169,000 in the third quarter of 1998. Gross profit in the nine months ended September 30, 1999 amounted to $2,444,000 compared to $3,579,000 in the same period of 1998. The decreases of $338,000 in the third quarter and $1,135,000 in the nine month period are due to substantially lower margins, which more than overcame higher revenues, caused primarily by (i) a larger percentage of revenues being generated from lower margin demolition activities compared to revenues from abatement activities and (ii) the continued work on several low margin demolition projects.

     General and administrative expenses declined in the third quarter and nine months ended September 30, 1999 to $807,000 and $2,583,000, respectively, from $987,000 and $2,939,000, respectively, in the comparable periods in 1998. The decrease was achieved primarily at the corporate level as a result of lower compensation expense.

     Interest expense-net increased to $71,000 and $200,000 in the third quarter and nine months ended September 30, 1999 from $38,000 and $69,000 in the comparable periods of 1998. The increases were primarily due to WCI's significantly higher borrowing levels from its bank and equipment finance companies during the third quarter and first nine months of 1999 compared to the comparable periods of 1998.

     Amortization of goodwill remained constant in the third quarter and first nine months of 1999 compared to 1998 as the Company is utilizing straight line amortization.

     Provision for income taxes fell to $0 and $9,000 in the third quarter and nine months ended September 30, 1999 from $11,000 and $54,000 in the prior year periods. The 1999 and 1998 provisions represent state and local franchise taxes. The 1998 provisions also include California state taxes with respect to income in the second quarter and first half of 1998. In both periods, the Company recorded no provision for federal income taxes as the Company utilized a net operating loss carryforward in 1998 and recorded an operating loss in the third quarter and first nine months of 1999.

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

     Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital under WCI's credit agreement, future borrowing limits and interest rates under the credit agreement, WCI and the Company's potential continued reliance upon waivers of noncompliance from Wells Fargo, risks associated with the potential unavailability of working capital after February 9, 2000, when WCI's credit agreement (as orally extended) expires, success of actions taken to improve gross margins and reduce operating expenses, risks associated with the potential sale of WCI, including the failure to obtain shareholder approval on a timely basis for the Board approved sale, the Company's potential inability to sell WCI, risks associated with potential business combinations, the Company's potential inability to complete a business combination, the impact of shareholder dilution, potentially lower revenues in 2000, failure of the Company to become fully year 2000 compliant, failure of key customers to become fully year 2000 compliant and the effect it might have on the Company's ability to collect its accounts receivable in a timely fashion or obtain supplies from its vendors, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report and to the Company's Form 10-K for its year ended December 31, 1998 that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward- looking statements should not be relied upon as a prediction of actual results.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            The following document is filed as part of this report:

            Exhibit no. 27 - Financial Data Schedule

        (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REXX ENVIRONMENTAL CORPORATION
                                            (Registrant)



Date: November 12, 1999             By: /s/ Arthur  L. Asch
                                        ----------------------------------------
                                        Arthur L. Asch, Chairman of the Board



Date: November 12, 1999             By: /s/ Michael A. Asch
                                        ----------------------------------------
                                        Michael A. Asch, President and Treasurer