Form 10-K
period 1999-12-31
REXX ENVIRONMENTAL CORP
filed 2000-03-27
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              ----------------------------------------------------
                         SECURITIES EXCHANGE ACT OF 1934
                         -------------------------------

For the fiscal year ended                                 Commission File Number

    December 31, 1999                                               0-5613
-------------------------                                        ---------------

                         REXX ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            13-2625545
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

    445 Park Avenue, New York, New York                              10022
-------------------------------------------                    -----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                      Yes ___X___   No________


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing price on March 3, 2000, the aggregate market value of voting stock held by nonaffiliates of the registrant (assuming that all the stock referred to under Item 12 hereof is held by affiliates) was approximately $17,000,000.

As of March 3, 2000, the registrant had 2,467,576 shares of $.02 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Document                                   Part of Form 10-K
                   --------                                   -----------------
Portions of definitive proxy statement for                    As referred to in
the 1999 Annual Meeting of Shareholders                       Part III - Items
which may be filed pursuant to Regulation                     10, 11, 12 and 13.
14A under the Securities Exchange Act of
1934.

Exhibit index at pages 36 - 39


                                  1 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1999

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

         On June 15, 1999, REXX Environmental Corporation (the "Company" or "REXX") announced that it had signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone (or their permitted assignees) for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock, as well as certain other consideration. Subsequently, the terms were amended to provide that Messrs. Watkins and Barone could pay the Company $171,875 in cash in lieu of the 125,000 shares of REXX common stock, at their option at the time of closing. The sale of WCI is subject to the approval of the Company's shareholders. Based on preliminary estimates, if the Company's shareholders approve the sale of WCI and it closes, on closing the Company will record a loss on the sale of WCI of approximately $2,800,000 which represents the difference between the net proceeds that the Company will receive and the combined value of the investment and goodwill that is recorded on the Company's books. This preliminary estimate is subject to further review and valuations at the time the proposed sale closes.

         On December 9, 1999, the Company announced that it had signed a definitive agreement for a subsidiary of TWG, Inc. to merge with and into REXX, subject to the approval of REXX's shareholders and certain other conditions, including the closing of the sale of WCI. TWG, Inc. would become the publicly traded parent company. In January 2000, TWG, Inc. changed its name to Newtek Capital, Inc. ("Newtek"). If the Company's shareholders approve the transaction and it closes, Newtek's current shareholders are expected to own 18,250,000 shares of Newtek common stock and the Company's shareholders are expected to own 1 share of Newtek for each share of the Company's common stock they currently own, or a total of 2,467,576 shares.

         Newtek is primarily engaged in the business of investing in small, high growth businesses through the structuring, funding, and development of early stage companies, principally focused on technology and the internet. As of January 10, 2000, Newtek had debt, equity or hybrid investments in seven portfolio companies.

         Following the Newtek/REXX merger, the business of REXX will consist exclusively of winding down and liquidating the remaining REXX assets. The environmental remediation business conducted by REXX prior to the WCI sale will no longer be owned or operated by REXX.


                                  2 OF 40 PAGES

Newtek does not contemplate any new business activity through REXX although such is possible if an attractive opportunity is available.

         REXX has filed a preliminary proxy statement and Newtek will file a Registration Statement with the Securities and Exchange Commission for shareholder approval of the WCI sale and the Newtek transaction. These documents will include information about each of the companies, their subsidiaries, REXX's proposed sale of WCI, and the merger of a subsidiary of Newtek with and into REXX. As soon as practicable after Securities and Exchange Commission filings become effective, the proxy/prospectus will be mailed to REXX's shareholders and they will be asked to vote for the approval of both the sale of WCI and the merger with Newtek. If REXX shareholders approve both transactions, it is expected that the sale of WCI and the merger with Newtek will close in April or May 2000.

         The Board of Directors of REXX has approved the sale of WCI, the merger and a recommendation that shareholders vote for the approval of both of these transactions.

         In the event that the WCI transaction is not completed, the Newtek/REXX merger will not be consummated, unless Newtek waives the requirement that the WCI transaction be completed, and REXX will explore all viable alternatives, including attempting to locate another possible purchaser of some or all of WCI. There can be no assurance that a purchaser can be located, or that a suitable transaction can be negotiated on terms acceptable to REXX. Based upon its and WCI's current financial resources, competitive conditions in the asbestos abatement, demolition and remediation services industries, and REXX's experience with WCI, REXX believes that WCI will not be capable of producing sufficient profits to generate an acceptable rate of return on REXX's investment in WCI, unless it obtains additional financing to expand WCI's operations. REXX believes that it and WCI will continue to be unable to obtain appropriate institutional financing. However, other alternatives, if they exist and can be located, probably will involve above market rates, require personal guarantees and/or cause substantial dilution of current shareholders' equity. There can be no assurance that any financing will be available on terms acceptable to REXX or at all or that personal guarantees can be obtained.

General - Historical

         REXX Environmental Corporation was incorporated in New York in 1967 as Computronic Sciences Inc. The Company changed its name in 1969 to Bio-Medical Sciences, Inc. and, from 1969 to 1979, the Company was primarily a manufacturer and marketer of disposable thermometers and sterilization monitors. In 1979, the Company acquired substantially all of the assets of Oak Hill Sportswear, Inc., and became primarily engaged in the manufacture and marketing of women's apparel and accessories. In 1983, the Company changed its name to Oak Hill Sportswear Corporation. In 1984, the Company sold its disposable medical devices business. From 1984 to 1995, the Company was engaged exclusively in the importation, manufacture, marketing and distribution of women's apparel and accessories. As of June 30, 1995, the Company sold its women's apparel business. Its accessories business was phased out and its operating assets were sold during 1996 and 1997.

                                  3 OF 40 PAGES

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

Asbestos-Abatement and Demolition Operations

         WCI provides asbestos-abatement, demolition and dismantling services and other specialty contracting services from its headquarters office located in San Diego, California. WCI is licensed to conduct asbestos-abatement, demolition and dismantling services in California and currently provides such services with non-union labor. WCI also often utilizes subcontractor and temporary labor.

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


Project Management

         Each asbestos-abatement and demolition project is coordinated and supervised by a project manager who selects the requisite equipment,


                                  4 OF 40 PAGES
ensures contract compliance and supervises all personnel. The project manager reviews the progress of the project, which includes any subsequent change orders. The day-to-day documentation of air testing, lead monitoring and final clearance analysis is an important part of the process and is generally provided by the client's consultants.

Health and Safety

         WCI's written Safety Program, which is issued to all supervisory personnel, contains specific outlines for all safety, health and regulatory requirements associated with an asbestos-abatement project. During the asbestos-abatement process, WCI engages in daily personal air monitoring, and during the demolition and dismantling process WCI engages in daily personal air monitoring as well as lead, heavy metal and other contaminant testing. It is WCI's policy to comply with all regulatory and safety requirements.

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

         A thorough cleaning of the work area is conducted after removal, which includes high-efficiency particulate air filter vacuuming and wet mopping of all surfaces. All barriers erected during the asbestos-abatement project are dismantled and disposed of in the same manner as asbestos waste. WCI encapsulates the area from which asbestos was removed by applying a penetrating encapsulant in an effort to seal off remaining fibers.

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



                                  5 OF 40 PAGES

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

         WCI markets its services directly to companies that are in need of asbestos-abatement or demolition and dismantling services, to general contractors who oversee large renovation projects, and to asbestos-abatement consulting firms from which WCI receives asbestos project referrals because of its reputation and experience. During 1999 and 1998, one customer accounted for approximately 13% of the Company's revenues for the year. No other customer accounted for more than 10% of 1999 or 1998 revenues. During the short period from the date of the Company's acquisition of WCI, October 21, 1997, to December 31, 1997, one customer accounted for approximately 28% of the Company's revenues due to the completion of a large project during the period.

Seasonality

         WCI's business is subject to variations in revenue and net income for interim periods and from year to year, and increased revenue may not always result in a corresponding increase in net income. These conditions are due to a number of characteristics shared by WCI to varying degrees with most other members of the industry, including the following: (1) its business is affected by the scheduling of work at commercial properties, fiscal funding of projects by government entities, outages at utilities and shutdowns at other industrial facilities; (2) it sees fluctuations in percentages of labor intensive asbestos abatement and equipment intensive demolition within its projects; (3) its performance on a given project is often dependent on the performance of other contractors, who are working on the same job, over which WCI has no control; and
(4) costs ultimately incurred by WCI on a job may be materially affected by such risks as technical problems, labor shortages and disputes, time extensions, weather, delays caused by external sources and fluctuations in the prices of materials. Revenue and operating results may also be affected by the timing of large contracts, especially if all or a substantial part of the performance of such contracts occurs within one or two quarters. Accordingly, quarterly results or other interim results should not be considered indicative of results to be expected for any other quarter or for the full fiscal year.

Competition

         The market for WCI's services is fragmented and highly competitive. WCI's ability to compete as a provider of asbestos-abatement and demolition and dismantling services depends upon pricing its services competitively, having the ability to respond promptly and with adequate amounts of resources, having a reputation for quality and safety, being able to obtain appropriate bonding and insurance, and hiring, training and retaining qualified personnel, particularly


                                  6 OF 40 PAGES
in the areas of estimating and project management. While WCI is a significant participant in the asbestos-abatement and demolition and dismantling services market in California, it experiences competition from national, regional and local firms, some of which have greater resources and experience.

Insurance and Bonding

         WCI has established an insurance program that has been tailored to meet the mutual risk management needs of its customers and WCI. The primary package begins with commercial general liability, automobile liability and workers' compensation policies. This plan is written with an A. M. Best Rated A+ XV carrier. WCI carries an umbrella policy of $9,000,000 which, when added to the base policy limits of $1,000,000 per occurrence ($2,000,000 aggregate), extends coverage under general liability, automobile liability and workers' compensation policies to $10,000,000 per occurrence ($11,000,000 aggregate) each. Effective as of July 1, 1998, WCI's retained liability per occurrence under the general liability policy is $0 for defense and $5,000 for indemnity, WCI's retained liability under the automobile liability policy is $1,000 per occurrence and liability under the workers' compensation policy is covered 100%, without retention, up to the policy limits.

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

         WCI has existing surety relationships with ECS Underwriting, Inc. (Reliance Insurance Companies) and AIG Environmental Services. Beginning in June 1999, certain executive officers of WCI have issued their guarantees to ECS Underwriting and AIG Environmental Services in connection with the issuance of surety bonds for WCI.

Employees

         As of December 31, 1999, REXX (including WCI) had approximately 157 employees (including 1 leased employee), of which 5 were employed as executives, 5 provided project management, technical or engineering services, 6 were employed in sales, clerical and data processing activities and approximately 141 were employed in other capacities, principally hourly labor. During 1999, the number of hourly-rate employees of the Company ranged from 106 to 175. WCI considers its relations with its employees to be satisfactory and has not experienced any work stoppages or slowdowns.

Patents and Service Marks

         The Company and WCI do not own any patents or service marks.




                                  7 OF 40 PAGES

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

         WCI's management believes that governmental authorities are likely to adopt further, similar laws and regulations and that existing laws and regulations are going to become more restrictive. The regulations concerning asbestos-abatement are primarily promulgated on the state and local level. In addition, although subject to change, OSHA has adopted regulations to which WCI's operations are subject. Many of the regulations are complex and frequently amended and, therefore, WCI's management is unable to predict what, if any, impact such regulations will have on its revenues, results of operations or financial condition. As a result of the extensive regulation, WCI is, has been and may in the future be, subject to audits and investigations by federal, state and local governmental agencies. Although its management believes that WCI is in substantial compliance with all regulatory requirements, because of the changing regulatory environment and the complexity of its operations, there can be no assurance that violations by WCI of federal, state or local laws and regulations may not have occurred, or will not occur in the future, or that changes in such laws and regulations would not have an adverse effect on WCI's business or position. Failure to comply with regulations could result in the imposition of civil and criminal penalties, any of which could have a material adverse effect upon WCI's business.



                                  8 OF 40 PAGES

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

Backlog

         The majority of WCI's asbestos-abatement and demolition and dismantling services are contracted on a fixed-price basis, while the remainder are contracted either on a time and materials or a unit-price basis. WCI's backlog at December 31, 1999 was approximately $9,100,000, compared to approximately $7,700,000 at December 31, 1998. WCI's backlog at December 31, 1999 is expected to be substantially completed in the current calendar year; however, working capital constraints and third party schedules could result in a portion of the backlog work being completed in 2001.








                                  9 OF 40 PAGES

Item 2.  Properties:

         The Company's executive offices are located at 445 Park Avenue, New York, New York 10022 in leased premises which the Company subleases from an unaffiliated company on a month-to-month basis.

         WCI's offices and warehouse are located at 5490 Complex Street, Suite 603, San Diego, California 92123, in leased premises of approximately 6,000 square feet, under a lease which expires March 31, 2000. Effective March 1, 2000, WCI is leasing approximately 11,000 square feet of office and warehouse space and outdoor storage for large machinery, located at 5776 Ruffin Road, San Diego, CA 92123. This property is being leased from an entity controlled by two executive officers of WCI.

         The Company owns a warehousing facility in Mississippi which is approximately 64,000 square feet. At December 31, 1998 and 1999, the property was carried as an asset held for sale and the Company is currently seeking to sell the property. Since November 14, 1997, the property has been leased to an unaffiliated company.

Item 3.  Legal proceedings:

         There are no material pending legal proceedings involving the Company or WCI.

Item 4. Submission of matter to a vote of security holders:

         No matter was submitted during the fourth quarter of 1999 to a vote of the Company's shareholders.









                                 10 OF 40 PAGES

                                     PART II

Item 5. Market for the registrant's common stock and related security holder matters:

         The REXX common stock has been listed on The American Stock Exchange since May 14, 1998 and traded under the symbol "REX." Prior to May 14, 1998, the REXX common stock was traded on The Nasdaq National Market under the symbol "REXX" ("OHSC" prior to February 19, 1998). The table below sets forth the high and low reported closing sale prices per share for the REXX common stock as reported by the AMEX and Nasdaq.
                                                        Prices

                                                    High       Low

                  1998:
                     1st quarter                   5 5/16     3 3/4
                     2nd quarter                   5 1/4      3 1/2
                     3rd quarter                   3 3/4      2 1/2
                     4th quarter                   2 13/16    1 3/4


                  1999:
                     1st quarter                   2 1/2      1 3/8
                     2nd quarter                   2 1/16       7/16
                     3rd quarter                   1 9/16       3/4
                     4th quarter                   4 3/16      11/16

                  2000:
                     1st quarter
                       (through March 3, 2000)     11 3/8      2 3/4

         Based upon inquiries made by REXX in connection with its upcoming annual meeting, REXX estimates that there are approximately 1,000 record and beneficial holders of REXX common stock.

         REXX has not paid any cash dividends and it does not expect to in the foreseeable future.









                                 11 OF 40 PAGES

Item 6.  Selected financial data:

                                   For the years ended December 31,

                             1999      1998      1997      1996      1995

                               (In thousands except per share amounts)

Revenues                   $15,895   $13,743    $2,298    $   75    $   38
                           =======   =======    ======    ======    ======

Net loss from
 continuing operations    (    736) (    496)  (   167)  (   218)  (    70)

(Loss) income from
 discontinued
 operations                      -         -         -   (   792)  ( 4,908)

Loss on disposal of
 discontinued
 operations                      -         -         -   (   300)  ( 1,861)
                           -------   -------    ------    ------    ------

Net (loss) income         ($   736) ($   496)  ($  167)  ($1,310)  ($6,839)
                           =======   =======    ======    ======    ======


Per share data, basic
 and diluted:

  Net loss from
   continuing operations     ($.30)    ($.20)    ($.08)    ($.11)   ($ .03)

  (Loss) income from
   discontinued
   operations                    -         -         -     ( .38)   ( 2.39)

  Loss on disposal of
   discontinued
   operations                    -         -         -     ( .15)   (  .90)
                              ----      ----      ----      ----     -----

  Net (loss) income          ($.30)    ($.20)    ($.08)    ($.64)   ($3.32)
                              ====      ====      ====      ====     =====


Weighted average common
shares and equivalents
outstanding:
  Basic                      2,468     2,468     2,137     2,058     2,058
  Diluted                    2,468     2,468     2,137     2,058     2,058

Balance sheet:
  Total assets              $8,617   $10,422    $9,055    $6,880    $9,115
  Long-term debt               606   $   738    $  180    $    0    $    0

Dividends paid per share:        -         -         -         -         -





See consolidated financial statements.

                                 12 OF 40 PAGES

Item 7. Management's discussion and analysis of financial condition and results of operations:

Liquidity and capital resources:

     Working capital at December 31, 1999 was $415,000 as compared to $943,000 at December 31, 1998. The decrease of $528,000 was primarily due to the net loss for the period.

     Net accounts receivable were $2,629,000 at December 31, 1999 as compared to $4,749,000 at December 31, 1998, a decrease of $2,120,000. The decrease was principally due to increased collection efforts, lowered retention balances and the occasional granting of discounts for early payments.

     WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, as amended, which expires June 9, 2000, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, plus 2% and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At December 31, 1999, WCI had $785,000 borrowed under the credit agreement, in addition to approximately $80,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon WCI's financial condition, including its current ratio and tangible net worth. WCI's breach of certain financial covenants under its secured credit agreement as of December 31, 1999 and earlier dates were waived by Wells Fargo.

     In order to meet its working capital needs at the corporate level, the Company has negotiated a line of credit with HSBC Bank (USA) (formerly Republic National Bank of New York), which provided, at December 31, 1999, for $250,000 in borrowings, secured by REXX's assets, and interest payable at HSBC's reference rate plus 1%. This line of credit was evidenced by a demand grid note in the maximum amount of $250,000, as of December 31, 1999. At December 31, 1999, the Company had $245,000 borrowed under the line of credit. Subsequent to year end, this line of credit was increased to $450,000 and a demand grid note in that maximum amount was executed to replace the $250,000 grid note. The Company's borrowings under this line of credit have been guaranteed by its Chairman of the Board, Arthur L. Asch and, subsequent to year end, also became secured by a certificate of deposit in the amount of $200,000 deposited by Mr. Asch with the bank. Mr. Asch is not being compensated by the Company for providing the guarantee and additional collateral. The Company's management believes that, if the shareholders approve the WCI sale and the sale closes, this line of credit will be sufficient to provide the Company with the necessary working capital to meet its needs through the completion of the WCI sale. However, there is no assurance that (i) the line of credit will, in fact, be sufficient to provide for the Company's corporate level working capital needs until the completion of the WCI sale; (ii) repayment of all or a portion of the Company's borrowings under this line of credit will not be demanded prior to April 30, 2000; (iii) HSBC Bank will extend this line of credit beyond April 30, 2000, if requested by the Company; or (iv) Mr. Asch will continue to provide his guarantee and collateral beyond April 30,


                                 13 OF 40 PAGES

2000. The discontinuance of this line of credit, by any action of HSBC Bank, as a result of Mr. Asch's failure to continue his guarantee or collateral beyond April 30, 2000 or otherwise, could have a material adverse effect on the Company.

     On June 15, 1999, the Company announced that it had signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone (or their permitted assignees) for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock, as well as certain other consideration. Subsequently, the terms were amended to provide that Messrs. Watkins and Barone could pay the Company $171,875 in cash in lieu of the 125,000 shares of REXX common stock, at their option at the time of closing. The sale of WCI is subject to the approval of the Company's shareholders. Based on preliminary estimates, if the Company's shareholders approve the sale of WCI and it closes, on closing the Company will record a loss on the sale of WCI of approximately $2,800,000 which represents the difference between the net proceeds that the Company will receive and the combined value of the investment and goodwill that is recorded on the Company's books. This preliminary estimate is subject to further review and valuations at the time the proposed sale closes.

     On December 9, 1999, the Company announced that it had signed a definitive agreement for a subsidiary of TWG, Inc. to merge with and into REXX, subject to the approval of REXX's shareholders and certain other conditions, including the closing of the sale of WCI. TWG, Inc. would become the publicly traded parent company. In January 2000, TWG, Inc. changed its name to Newtek Capital, Inc. ("Newtek"). If the Company's shareholders approve the transaction and it closes, Newtek's current shareholders are expected to own 18,250,000 shares of Newtek common stock and the Company's shareholders are expected to own 1 share of Newtek for each share of the Company's common stock they currently own, or a total of 2,467,576 shares.

     Newtek is primarily engaged in the business of investing in small, high growth businesses through the structuring, funding, and development of early stage companies, principally focused on technology and the internet. As of January 10, 2000, Newtek had debt, equity or hybrid investments in seven portfolio companies.

     Following the Newtek/REXX merger, the business of REXX will consist exclusively of winding down and liquidating the remaining REXX assets. The environmental remediation business conducted by REXX prior to the WCI sale will no longer be owned or operated by REXX. Newtek does not contemplate any new business activity through REXX although such is possible if an attractive opportunity is available.

     REXX has filed a preliminary proxy statement and Newtek will file a Registration Statement with the Securities and Exchange Commission for shareholder approval of the WCI sale and the Newtek transaction. These documents will include information about each of the companies, their subsidiaries, REXX's proposed sale of WCI, and the merger of a subsidiary of Newtek with and into REXX. As soon as practicable after Securities and Exchange Commission filings become effective, the proxy/prospectus will be mailed to REXX's shareholders and they will be asked to vote for the approval of both the sale of WCI and the merger with Newtek. If REXX shareholders approve both transactions, it is expected that the sale of WCI and the merger with Newtek will close in April or May 2000.


                                 14 OF 40 PAGES

     The Board of Directors of REXX has approved the sale of WCI, the merger and a recommendation that shareholders vote for the approval of both of these transactions.

     In the event that the WCI transaction is not completed, the Newtek/REXX merger will not be consummated, unless Newtek waives the requirement that the WCI transaction be completed, and REXX will explore all viable alternatives, including attempting to locate another possible purchaser of some or all of WCI. There can be no assurance that a purchaser can be located, or that a suitable transaction can be negotiated on terms acceptable to REXX. Based upon its and WCI's current financial resources, competitive conditions in the asbestos abatement, demolition and remediation services industries, and REXX's experience with WCI, REXX believes that WCI will not be capable of producing sufficient profits to generate an acceptable rate of return on REXX's investment in WCI, unless it obtains additional financing to expand WCI's operations. REXX believes that it and WCI will continue to be unable to obtain appropriate institutional financing. However, other alternatives, if they exist and can be located, probably will involve above market rates, require personal guarantees and/or cause substantial dilution of current shareholders' equity. There can be no assurance that any financing will be available on terms acceptable to REXX or at all or that personal guarantees can be obtained.

Item 7A. Quantitative and qualitative disclosure about market risk:

     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its debt. A one percent change in interest rates on variable rate debt would impact interest expense by $14,000, based on principal balances at December 31, 1999.

Results of operations:

1999 Compared to 1998 -

     Revenues in 1999 rose to $15,895,000 from $13,743,000, an increase of $2,152,000. The increase was principally due to the continuing trend of larger, demolition-based, projects becoming available for bid in the marketplace. WCI's experience has been that projects which contain large segments of demolition work involve higher total revenues and lower gross margins.

     Gross profit in 1999 amounted to $3,021,000 as compared to $3,419,000 in 1998, a decrease of $398,000. The decrease is attributable to a decline in 1999 gross profit margins to 19% from 25% in 1998, which decline more than overcame WCI's higher revenues in 1999. The decline in margins was primarily related to the continuing trend of greater amounts of demolition-related projects in WCI's mix of jobs.

     General and administrative expenses fell to $3,433,000 in 1999 from $3,859,000 in 1998, a decrease of $426,000. Decreases in expenses at the corporate level, principally salaries, represented nearly all of the decrease.

     Interest expense-net was $253,000 in 1999 compared to $126,000 in 1998, an increase of $127,000. The increase was largely due to significantly higher average debt outstanding for working capital needed to support higher revenues and the purchase of equipment during 1999 as compared to 1998.


                                 15 OF 40 PAGES

     Amortization of goodwill in 1999 remained constant with 1998, as the Company is utilizing the straight line method of amortizing its goodwill.

     The Company recorded a provision for income taxes of $9,000 in 1999 compared to recording a benefit from income taxes of $45,000 in 1998. The 1999 provision represents state and local franchise taxes, compared to 1998's reversal of an accrual for income taxes payable from previous years.

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

     General administrative expenses rose to $3,859,000 in 1998 from $1,226,000 in 1997, an increase of $2,633,000. Excluding intercompany charges, $2,262,000 of the increase was incurred at WCI and $371,000 of the increase was incurred at the corporate level, including a $170,000 increase in the amortization of goodwill. General and administrative expenses rose principally as a result of four factors: (1) the inclusion of WCI's general and administrative expenses for a full year in 1998 compared to the period from October 21 to December 31, 1997;
(2) increased general and administrative expenses at WCI in connection with its substantial revenue growth in 1998 versus 1997; (3) the growth in corporate expenses associated with the administration of WCI for a full year, the Company's external expansion and acquisition efforts, and the related financing efforts; and (4) expenses which were no longer allocated to discontinued operations.

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

     The Company recorded a benefit from income taxes in 1998 of $45,000 compared to a provision for income taxes of $48,000 in 1997. The net


                                 16 OF 40 PAGES
decrease of $93,000 was due to the Company's larger loss in 1998 versus 1997 and the reversal of an accrual for income taxes payable from prior years.

Forward-Looking Information

     From time to time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made by or with the approval of an authorized executive officer, or in this report or other filings made by the Company with the Securities and Exchange Commission. The words or phrases "trend," "expectation," "growing," "will be," "will consist," "will use," "will allow," "will require," "likely result," "expected," "continued," "anticipated," "estimated," "projected," "potential," "opportunity," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital under WCI's credit agreement, WCI and the Company's continued reliance upon waivers of noncompliance from Wells Fargo, risks associated with the proposed sale of WCI, the Company's potential inability to sell WCI due to the non-approval of the Company's shareholders or other reasons, risks associated with the proposed business combination with Newtek, the Company's potential inability to complete a business combination with Newtek, risk of shareholder dilution, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.



                                 17 OF 40 PAGES

Item 8.  Financial statements and
          additional financial data



                         REXX ENVIRONMENTAL CORPORATION


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          FILED WITH THE ANNUAL REPORT
                           OF THE COMPANY ON FORM 10-K


                                                                            Page

Report of independent accountants                                             19

Consolidated balance sheets at December 31, 1999 and 1998                     20

Consolidated statements of operations for the years ended
 December 31, 1999, 1998 and 1997                                             21

Consolidated statements of stockholders' equity for the years
 ended December 31, 1999, 1998 and 1997                                       22

Consolidated statements of cash flows for the years ended
 December 31, 1999, 1998 and 1997                                          23-24

Notes to consolidated financial statements                                 25-35








                                 18 OF 40 PAGES

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of

REXX Environmental Corporation


    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of REXX Environmental Corporation and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As more fully described in Note 14 to the consolidated financial statements, REXX Environmental Corporation has signed definitive agreements to sell its sole operating subsidiary and merge with another entity.



PricewaterhouseCoopers LLP

New York, New York
March 3, 2000






                                 19 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)
                                                         December 31,
                                                     1999          1998
             Assets

Current assets:
  Cash and cash equivalents                        $     85       $    68
  Accounts receivable - net                           2,629         4,749
  Costs in excess of billings                           831           223
  Assets held for sale                                  780           780
  Other current assets                                  194           164
                                                   --------       -------

             Total current assets                     4,519         5,984

Property and equipment, net                           1,378         1,487
Goodwill, net                                         2,703         2,914
Other assets                                             17            37
                                                   --------       -------

                                                   $  8,617       $10,422
                                                   ========       =======


             Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt               $     639       $   668
  Notes payable to bank                               1,030         1,681
  Accounts payable                                    1,749         1,872
  Billings in excess of costs                           126           409
  Accrued expenses                                      465           311
  Income taxes payable                                   95           100
                                                  ---------       -------

             Total current liabilities                4,104         5,041
                                                  ---------         -----

Long-term debt, net of current portion                  606           738
                                                  ---------           ---

Stockholders' equity - see accompanying statement:
  Preferred stock, $1.00 par value, authorized
   1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
   12,000,000 shares; 5,279,828 shares
   issued                                               105           105
  Capital in excess of par value                     27,925        27,925
  Accumulated deficit                                (7,115)       (6,379)
  Common stock held in treasury, at cost
   (2,812,252 shares)                               (17,008)      (17,008)
                                                  ---------       -------

             Total stockholders' equity               3,907         4,643
                                                  ---------       -------

                                                  $   8,617       $10,422
                                                  =========       =======

       See notes to consolidated financial statements.






                                 20 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (Dollars in thousands except
                               per share amounts)


                                            Years ended December 31,

                                          1999        1998         1997

Revenues                                 $15,895     $13,743      $2,298

Cost of services                          12,874      10,324       1,336
                                         -------     -------     -------

Gross profit                               3,021       3,419         962
General and administrative
 expenses                                  3,433       3,859       1,226
                                         -------     -------     -------

Loss from operations                        (412)       (440)       (264)

Other (income) expense:
 Interest expense                            253         135          37
 Interest (income)                             0          (9)       (174)
 Other expense (income)                       62         (25)         (8)
                                        --------     -------     -------

Loss before provision for
  taxes                                     (727)       (541)       (119)

Provision for (benefit from)
  taxes                                        9         (45)         48
                                        --------     -------     -------

  Net loss                                 ($736)      ($496)      ($167)
                                         =======     =======     =======

Per share data (basic and diluted):
    Net loss                               ($.30)      ($.20)      ($.08)
                                           =====       =====       =====






                 See notes to consolidated financial statements.



                                 21 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)




                                                                     Total
                         Common stock        Capital in  Accumu-    stock-
                    Shares   Par      In     excess of   lated      holders'
                    Issued  Value  treasury  par value   deficit    equity


Balance, December
 31, 1996           4,870   $97   ($17,008)   $27,363   ($5,716)   $4,736

Shares issued in
 connection with
 acquisition          400     8                   542                 550

Shares issued
 upon exercise
 of stock options      10     -                    20                  20

Net loss for
 the year ended
 December 31, 1997                                      (   167)  (   167)
                    -----  ----    -------    -------    ------    ------

Balance, December
 31, 1997           5,280   105   ( 17,008)    27,925   ( 5,883)    5,139

Net loss for
 the year ended
 December 31, 1998                                      (   496)  (   496)
                    -----  ----    -------     ------    ------    ------

Balance, December
 31, 1998           5,280  $105   ($17,008)   $27,925   ($6,379)   $4,643

Net loss for
 the year ended
 December 31, 1999                                      (   736)  (   736)
                    -----  ----    -------     ------    ------    ------

Balance, December
 31, 1999           5,280  $105   ($17,008)   $27,925   ($7,115)   $3,907
                    =====  ====    =======    =======    ======    ======






                 See notes to consolidated financial statements.



                                 22 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,

                                                 1999      1998     1997
Cash flows from operating activities:
  Net loss                                      ($736) ($   496) ($  167)
  Adjustments to reconcile net loss
    to net cash provided by (used by)
    operating activities:
    (Gain) loss on disposal of assets           (   5)       20        -
    Depreciation and amortization                 485       365      223
                                                 ----   -------   ------

                                                ( 256) (    111)      56

  Changes in assets and liabilities             1,245  (  1,898) ( 1,478)
                                                -----   -------   ------

    Net cash provided by (used in)
     operating activities                         989  (  2,009) ( 1,422)
                                                -----   -------   ------

Cash flows from investing activities
  Acquisition of WCI                                -         -  ( 3,883)
  Capital expenditures                           (178) (  1,013) (   105)
  Net proceeds on disposal of
    assets                                         18       640      648
  Deposit on asset held for sale                    -  (    152)     143
                                                -----   -------   ------
  Net cash (used in) provided by
    investing activities                       (  160) (    525) ( 3,197)
                                                -----   -------   ------

Cash flows from financing activities:
  Exercise of options                               -         -       20
  Net (decrease) increase in
    short term borrowings                      (  680)    1,334       17
  Net (decrease) increase in long-term
  debt                                         (  132)      558  (    22)
                                                -----   -------   ------

Net cash provided by (used in)
  financing activities                         (  812)    1,892       15
                                                -----   -------   ------

Net increase (decrease) in cash                    17  (    642) ( 4,604)

Cash and cash equivalents
  at beginning of year                             68       710    5,314
                                                -----   -------   ------

Cash and cash equivalents
  at beginning of year                          $  85   $    68   $  710
                                                =====   =======   ======




                 See Notes to consolidated financial statements.



                                 23 OF 40 PAGES

Supplemental disclosures of cash flow information:

Changes in assets and liabilities:
  Accounts receivable                          $2,120   ($2,396) ($  609)
  Costs in excess of billings                 (   608)      377  (    64)
  Other current assets                        (    30)  (    22)      80
  Other assets                                     20        20        4
  Billings in excess of costs                 (   283)      171       23
  Accounts payable and accrued expenses            31       278  (   526)
  Accrued income taxes                        (     5)  (   276) (   386)
  Other liabilities                                 -   (    50)       -
                                               ------    ------   ------

                                               $1,245   ($1,898) ($1,478)
                                               ======    ======   ======

Cash paid during the year for:

  Interest                                     $  253    $  147   $   38
  Income taxes (including
    interest thereon)                          $   22    $  219   $  633

Noncash investing activities:

  Capital stock issued for acquisition         $    -    $    -   $  550

Details of acquisition:

  Fair value of assets acquired                $    -    $    -   $6,968
  Liabilities assumed                               -         -  ( 2,535)
  Stock issued                                      -         -  (   550)
                                               ------    ------   ------

  Cash paid                                         -         -    3,883
  Less cash acquired                                -         -  (    27)
                                               ------    ------   ------

Net cash paid for acquisition                  $    -    $    -   $3,856
                                               ======    ======   ======




                 See notes to consolidated financial statements.


                                 24 OF 40 PAGES

                         REXX ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICIES:

  A. Basis of presentation and principles of consolidation:

     REXX Environmental Corporation's (the "Company") consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") (since its acquisition by the Company on October 21, 1997) and Oak Hill Sportswear Holding Corporation, which was inactive. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

  B. Cash equivalents:

     Cash equivalents include all highly liquid debt instruments (primarily U.S. Treasury obligations) purchased with original maturities of less than three months.

  C. Goodwill:

     Goodwill represents the excess of the cost of the business acquired, WCI, over the fair value of its net tangible assets. Goodwill is amortized using the straight line method over a 15 year period. Amortization of goodwill for 1999, 1998 and 1997 was $211,000, $211,000 and $41,000, respectively.

  D. Pension and profit-sharing plans:

     The Company has defined contribution pension and profit-sharing plans covering eligible employees (which permanently ceased contributions in October
1997) and WCI has a defined contribution 401K plan covering eligible employees. Costs for these plans are funded as accrued and there are no prior service costs with respect to these plans.

  E. Net loss per share:

     In 1997, the Company adopted Statement of Financial Accounting
Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net loss per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for 1999, 1998 and 1997 were 2,467,576, 2,467,576, 2,136,905, respectively.

     Net loss used in the computation of basic and diluted net loss per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

     Options to purchase 230,000, 304,000 and 195,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding in 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

                                 25 OF 40 PAGES

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

  H. Revenues:

     Consulting fees are recognized as earned. Consulting income received from a buyer of the Company's former Sportswear division for 1999, 1998, and 1997 was $0, $0 and $50,000, respectively.

  I. Fair value of financial instruments:

     The fair value of the Company's financial instruments (cash, receivables, payables and mortgage note) approximates the carrying value due to the relatively short-term nature of these assets. The fair value of long-term debt approximates its carrying value as the average interest rates approximate the rates of the Company's variable debt at December 31, 1999.

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



                                 26 OF 40 PAGES

  K. Impairment of Long-Lived Assets:

     Management of the Company monitors the carrying value of long-lived assets (including goodwill) for potential impairment on an on-going basis. Potential impairment would be determined by comparing the carrying value of these assets with their expected future net cash flows. Should the sum of the expected future net cash flows be less than the carrying value, management would recognize an impairment loss, measured as the amount by which the carrying value of the asset exceeds its fair value.

NOTE 2 - ACQUISITION AND CONSOLIDATED CONDENSED PRO FORMA FINANCIAL
         INFORMATION

     On October 21, 1997, the Company completed the acquisition of 100% of the outstanding shares of WCI, a privately-owned, San Diego-based environmental remediation contractor. Founded in 1991, WCI provides asbestos abatement, hazardous materials and soil remediation and demolition services, primarily in California, to commercial and governmental clients. The total consideration consisted of (a) $3,600,000 in cash, using cash on hand, (b) 400,000 shares of restricted REXX Environmental Corporation common stock and (c) rights entitling the former owners of WCI to sell up to 50,000 shares per quarter of the common stock back to the Company starting in April 1999, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1998, and to sell up to an additional 50,000 shares per quarter back to the Company starting in April 2000, at $5.00 per share if WCI earns in excess of $2,700,000 pretax income during 1999. During 1999 and 1998, WCI did not meet the earnings requirement and, therefore, these rights expired. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets purchased and liabilities assumed based upon the fair values on the date of acquisition, as follows:

             Working capital                   $  685,000
             Property and equipment             1,204,000
             Other assets                          61,000
             Goodwill                           3,166,000
             Other liabilities                   (683,000)
                                               ----------

             Purchase price                    $4,433,000
                                               ==========






                                 27 OF 40 PAGES

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

                        Consolidated Condensed Pro Forma
                            Statements of Operations
                                   (unaudited)

                                                            1997
                                                            ----

Revenues                                                $10,350,000
                                                        -----------
Income from operations                                    1,180,000
Other income                                                 36,000
                                                        -----------
Income before income taxes                                1,216,000
Income taxes                                                151,000
                                                        -----------
Net income                                              $ 1,065,000
                                                        ===========

Pro forma net income per share-basic                          $0.43
                                                              =====


NOTE 3 - ACCOUNTS RECEIVABLE:

     Accounts receivable at December 31, 1999 and 1998 are as follows:

                                                 1999           1998
                                                 ----           ----

     Contracts in progress:
       Currently receivable                   $1,301,000     $1,779,000
       Retentions receivable                     352,000        388,000
                                              ----------     ----------
                                               1,653,000      2,167,000

     Completed contracts:
       Currently receivable                      583,000      1,798,000
       Retentions receivable                     368,000        681,000
                                              ----------     ----------

                                                 951,000      2,479,000

     Other accounts receivable                    60,000        138,000
                                              ----------     ----------
                                               2,664,000      4,784,000

     Less allowance for
        doubtful accounts                        (35,000)       (35,000)
                                              ----------     ----------

                                              $2,629,000     $4,749,000

     During 1999 and 1998, one customer accounted for approximately 13% of the Company's revenues.

     During 1999, the Company incurred no expense for doubtful accounts.




                                 28 OF 40 PAGES

NOTE 4 - CONTRACTS IN PROGRESS:

     Contracts in progress at December 31, 1999 and 1998 are as follows:

                                                 1999           1998
                                                 ----           ----

     Costs incurred on contracts in
       progress                               $7,038,000     $4,174,000
     Estimated earnings on contracts
       in progress                               798,000        743,000
                                              ----------     ----------

     Total costs and estimated earnings        7,836,000      4,917,000
     Less billings to date                    (7,131,000)    (5,103,000)
                                              ----------     ----------

                                              $  705,000    ($  186,000)
                                              ==========     ==========

     Contracts in progress are included
       in the accompanying balance sheet
       under the following headings

     Costs and estimated earnings in
       excess of billings on contracts
       in progress                            $  831,000     $  223,000

     Billings in excess of costs and
       estimated earnings on contracts          (126,000)      (409,000)
                                              ----------     ----------

                                              $  705,000     $  186,000
                                              ==========     ==========

NOTE 5 - ASSETS HELD FOR SALE:

     The Company owns a warehousing facility in Mississippi, which is approximately 64,000 square feet. During November 1997, the Company leased the facility to an unaffiliated company. The Company is currently seeking to sell the facility.

NOTE 6 - PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1999 and 1998 consisted of:

                                                 1999         1998
                                                 ----         ----

         Machinery and equipment             $1,244,000   $1,163,000
         Office equipment                       145,000      105,000
         Furniture and fixtures                  34,000       29,000
         Leasehold improvements                  57,000       42,000
         Vehicles                               355,000      338,000
                                             ----------   ----------
                                              1,835,000    1,677,000
         Less accumulated depreciation         (457,000)    (190,000)
                                             ----------   ----------

         Net property and equipment          $1,378,000   $1,487,000
                                             ==========   ==========

     Depreciation expense for the years ended December 31, 1999 and 1998 was $274,000 and $184,000, respectively.


                                 29 OF 40 PAGES

NOTE 7 - NOTES PAYABLE TO BANK:

     WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, as amended, which expires June 9, 2000, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, plus 2% and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At December 31, 1999, WCI had $785,000 borrowed under the credit agreement, in addition to approximately $80,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon WCI's financial condition, including its current ratio and tangible net worth. WCI's breach of certain financial covenants under its secured credit agreement as of December 31, 1999 and earlier dates were waived by Wells Fargo.

     In order to meet its working capital needs at the corporate level, the Company has negotiated a line of credit with HSBC Bank (USA) (formerly Republic National Bank of New York), which provided, at December 31, 1999, for $250,000 in borrowings, secured by REXX's assets, and interest payable at HSBC's reference rate plus 1%. This line of credit was evidenced by a demand grid note in the maximum amount of $250,000, as of December 31, 1999. At December 31, 1999, the Company had $245,000 borrowed under the line of credit. Subsequent to year end, this line of credit was increased to $450,000 and a demand grid note in that maximum amount was executed to replace the $250,000 grid note. The Company's borrowings under this line of credit have been guaranteed by its Chairman of the Board, Arthur L. Asch and, subsequent to year end, also became secured by a certificate of deposit in the amount of $200,000 deposited by Mr. Asch with the bank. Mr. Asch is not being compensated by the Company for providing the guarantee and additional collateral.

NOTE 8 - LONG-TERM DEBT:

     The Company has an outstanding mortgage note, which is secured by land and a building in Mississippi (and, from December 1996 to April, 1998, by a $500,000 certificate of deposit) which carries an interest rate of 1/2% above the Bank of Mississippi's Prime Rate (9% at December 31, 1999). The principal balance of the mortgage was $418,000 at December 31, 1999 and $469,000 at December 31, 1998. The Company has classified this as a current liability as it is likely that part or all of such note will be repaid in 2000.

      WCI acquired vehicles and equipment under long-term purchase contracts which were secured by the related assets. Vehicles and equipment under purchase contracts had a net book value of $793,000 at December 31, 1999 and $1,076,000 at December 31, 1998.



                                 30 OF 40 PAGES

Long-term debt at December 31, 1999 and 1998 included:

                                            1999            1998
                                            ----            ----

Debt on assets held for sale             $  418,000      $  469,000
Purchase contracts (at interest
 rates of 6.34% to 9.64% and with
  maturities through 11/03):                827,000         937,000
                                         ----------      ----------

Total long-term debt                      1,245,000       1,406,000

Less current portion of long-term
 debt                                       639,000         668,000
                                         ----------      ----------

Long-term debt, net of current
 portion                                 $  606,000      $  738,000
                                         ==========      ==========

Maturities on long-term debt:

         2001                                   $231,000
         2002                                    239,000
         2003                                    136,000
                                                --------

         Total maturities                       $606,000
                                                ========

NOTE 9 - STOCK OPTIONS:

     On October 11, 1994, the Board of Directors adopted a Non-Qualified Stock Option Plan (the "Plan") covering up to 199,250 shares of the Company's Common Stock. The Plan provides that (1) the option price per share is to be not less than 50% of the fair market value of the stock on the date of the grant and (2) options granted shall be for a term of not more than five years and shall become exercisable in equal installments in each year of the term on a cumulative basis, other than the first year, or to the extent that the Board of Directors shall determine. No option may be granted under the Plan after October 11, 2004. On April 22, 1996, the Board of Directors approved an amendment to the Plan, which was approved by a majority of shareholders at the Company's Annual Meeting held on June 26, 1996 and provides that the Plan is permitted to grant options to outside directors and that each outside director of the Company shall receive options to purchase 15,000 shares at the then-current market price for the Company's stock upon joining the Board. On December 3, 1997, the Board of Directors approved amendments to the Plan, which were also approved by a majority of shareholders at a Special Meeting of Shareholders held on February 17, 1998. The amendments provide for (1) reserving from the Company's authorized but unissued shares of Common Stock 250,000 shares for issuance on exercise of options which may be granted under the Plan, (2) increasing the maximum number of shares for which a person may receive options under the Plan from 100,000 shares to 150,000 shares and (3) adding the incentive to key employees of any business which the Company acquires or in which it acquires an interest to continue in its employ, by the grants of options under the Plan to such employees, as a purpose of the Plan. At December 31, 1999, the Company reserved 439,250 shares of its Common Stock for the purposes of the Plan. At that date, there were 230,000 options outstanding at exercise prices of $2.00-$5.00.



                                 31 OF 40 PAGES

    Additional information concerning stock options under the Plan is summarized as follows:

                                                              Number of
                                     Weighted    Number of    Options
                          Range of   Average     Options      Available
            Number        Exercise   Exercise    Exercisable  For Future
            of Shares     Prices     Price       At Year End  Grant
            ---------     --------   --------    -----------  ----------

Options
outstanding
at Jan. 1,
1997         184,000    $2.00-$4.25   $2.90       37,000       15,250
Granted       41,000     3.00- 4.00    3.55            -            -
Exercised    (10,000)    2.00          2.00            -            -
Terminated   (20,000)    2.00          2.00            -            -
             -------    -----------   -----       ------      -------

Options
Outstanding
at Dec. 31,
1997         195,000    $2.00-$4.25   $3.18       82,167            -
Granted      119,000     2.00-$5.00    3.74            -            -
Exercised          0              -       -            -            -
Terminated   (10,000)    3.00- 5.00    4.60            -            -
             -------    -----------   -----       ------      -------

Options
Outstanding
at Dec. 31,
1998         304,000    $2.00-$5.00   $3.25      139,583      135,250
Granted            -              -       -            -            -
Exercised          -              -       -            -            -
Terminated   (74,000)    4.25          4.25            -            -
             -------    -----------   -----      -------      -------

Options
Outstanding
at Dec. 31,
1999         230,000    $2.00-$5.00   $3.06      132,250      209,250
             =======    ===========   =====      =======      =======

    As of December 31, 1999, 1998 and 1997, the weighted average remaining contractual life of outstanding options was approximately 2.8 years, 3.0 years and 3.8 years, respectively.

    As permitted, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair values at the grant dates for awards under the Plan, consistent with the alternative method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's 1999 net loss and net loss per share would have been impacted by $52,000 and $0.02 per share, respectively, the Company's 1998 net loss and net loss per share would have been impacted by $47,000 and $0.02 per share, respectively, and the Company's 1997 net loss and net loss per share would have been impacted by $14,000 and $0.01 per share, respectively. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.





                                 32 OF 40 PAGES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in, 1998 and 1997, respectively: expected volatility of 58.9% and 63.3%, risk free interest rate of 5.17% and 5.48%, expected option term of 5 years for all options issued and no dividend yield or forfeiture rate for all options granted. There were no options granted during 1999.


NOTE 10 - TAXES:

     Provision for taxes consists of the following components:

                                            1999        1998       1997
                                            ----        ----       ----

     Current                               $9,000    ($45,000)    $48,000
     Deferred                                   -           -           -
                                           ------     -------     -------

        Total                              $9,000    ($45,000)    $48,000
                                           ======     =======     =======

     The provision for 1999 and 1997 represents state and local taxes. There is no provision for federal income taxes as the Company had net losses in 1999, 1998 and 1997. In 1998, the Company reversed $65,000 of excess federal income tax accruals and provided $20,000 for state and local taxes. At December 31, 1999, the Company has available for Federal income tax purposes net operating
loss carryforwards of approximately $     that begin to expire in the year 2007.

     A reconciliation of the statutory income tax rate and the effective tax rates for 1999, 1998 and 1997 follows:
                                              1999       1998       1997
                                              ----       ----       ----

     Statutory rate                           34.0%      34.0%      34.0%
     State and local taxes                   ( 0.8)     ( 2.4)     (26.6)
     Amortization and other
       non-deductible expenses               (19.8)     (13.8)     (16.3)
     Reversal of excess federal accrual          -       12.0          -
     Valuation allowance                     ( 2.6)     (21.4)     (31.4)
     Other                                   (12.0)         -          -
                                              ----       ----       ----

     Effective rate                          ( 1.2%)      8.4%     (40.3%)
                                              =====      =====      =====


     The following summarizes the significant components of deferred tax (liabilities) assets:

                                       December 31,     December 31,
                                           1999             1998
                                       ------------     ----------

     Accrued expenses                  $   70,000       $   23,000
     Operating loss carryforward        3,971,000        3,997,000
     Capital loss carryforward                  -                -
                                       ----------       ----------
     Gross deferred tax assets          4,041,000        4,020,000
     Deferred tax asset valuation
      allowance                         4,041,000        4,020,000
                                       ----------       ----------
     Deferred Taxes                    $        0       $        0
                                       ==========       ==========


                                 33 OF 40 PAGES

NOTE 11 - PROFIT-SHARING AND PENSION PLANS:

     The Company has a non-contributory profit-sharing plan which provided for annual contributions, at the discretion of the Board of Directors, of between 2% and 15% of the defined compensation of eligible employees until October 21, 1997, at which point all contributions permanently ceased. Profit-sharing expense was $0 in 1999, $0 in 1998 and $3,800 in 1997.

     The Company also has defined contribution (money purchase) pension plans that cover employees who meet specified eligibility requirements. The contributions required under the plans vary; however, the Company principally contributed 1% of the first $20,000 and 4% above $20,000 (limited to an additional $130,000) of the defined compensation of eligible employees until October 21, 1997, at which point all contributions permanently ceased. Pension expense was $0 in 1999, $0 in 1998 and $6,400 in 1997.

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

     Employees are 100% vested in their employee contributions and begin vesting at 20% in WCI's contributions starting with their first year of service. Their vesting portion increases by 20% per year of service until the fifth year of service when the employee is 100% vested in the employer contributions. Employer contributions for 1999 were $6,000, for 1998 were $6,000 and for the 1997 period from October 21, to December 31, 1997 were $1,000. Voluntary employee contributions into the plan for 1999 were $23,000, for 1998 were $24,000 and for the period from October 21, 1997 to December 31, 1997 were $6,000.

NOTE 12 - CONCENTRATION OF CREDIT RISK:

     The Company's customers, contracts and projects are located primarily in California. The Company extends credit to its customers, a large percentage of which are general contractors. The majority of the Company's contracts are secured or securable by construction liens.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

    The Company, largely at WCI's San Diego location, leases office space and equipment under operating leases. Future minimum lease payments, net of sublease income, under these leases (all of which are commitments of WCI, and which include a 10 year lease for office space signed subsequent to year end) are as follows:

                 2000                    $  340,000
                 2001                       323,000
                 2002                       289,000
                 2003                       277,000
                 Thereafter               1,077,000
                                         ----------
                 Total                   $2,306,000



                                 34 OF 40 PAGES

     The Company is involved in various legal matters in the ordinary course of business. In the opinion of management, these matters are not anticipated to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

     See Note 2 regarding contingencies related to the acquisition of WCI.

NOTE 14 - PROPOSED SALE OF WATKINS CONTRACTING, INC. AND MERGER WITH
          TWG, INC.

     On June 15, 1999, the Company announced that it had signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone (or their permitted assignees) for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock, as well as certain other consideration. Subsequently, the terms were amended to provide that Messrs. Watkins and Barone could pay the Company $171,875 in cash in lieu of the 125,000 shares of REXX Environmental Corporation common stock, at their option at the time of closing. The sale of WCI is subject to the approval of the Company's shareholders. Based on preliminary estimates, if the Company's shareholders approve the sale of WCI and it closes, on closing the Company will record a loss on the sale of WCI of approximately $2,800,000 which represents the difference between the net proceeds that the Company will receive and the combined value of the investment and goodwill that is recorded on the Company's books. This preliminary estimate is subject to further review and valuations at the time the proposed sale closes.

     On December 9, 1999, the Company announced that it had signed a definitive agreement for a subsidiary of TWG, Inc. to merge with and into the Company, subject to the approval of REXX's shareholders and certain other conditions, including the closing of the sale of WCI. TWG, Inc. would become the publicly traded parent company. In January 2000, TWG, Inc. changed its name to Newtek Capital, Inc. ("Newtek"). If the Company's shareholders approve the transaction and it closes, Newtek's current shareholders are expected to own 18,250,000 shares of Newtek common stock and the Company's shareholders are expected to own 1 share of Newtek for each share of the Company's common stock they currently own, or a total of 2,467,576 shares.








                                 35 OF 40 PAGES

Item 9.  Disagreements on accounting and financial disclosure:

     None.

                                    PART III

Item 10.  Directors and executive officers of the registrant:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the caption "Principal Positions and Offices of REXX's Directors and Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.

Item 11.  Executive compensation:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the captions "Executive Compensation", and "Directors Compensation" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.

Item 12.  Security ownership of certain beneficial owners and management:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the caption "Security Ownership" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.

Item 13.  Certain relationships and related transactions:

     To be provided by an amendment to this Form 10-K filed within 120 days of the Company's fiscal year end or incorporated by reference to information under the captions "Directors Compensation," "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within said 120 days.





                                 36 0F 40 PAGES

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                                                        Filed herewith or
                                                        incorporated by
                                                        reference to:
                                                        -------------

(a) Documents filed as part of this Form 10-K:

   1. Consolidated financial statements. The consolidated financial statements filed as part of this Form 10-K are listed on the index thereto, on page 20 hereof.

   2. Financial statement schedules.
      -----------------------------

      All schedules are omitted because they are not required, are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

   3. Exhibits filed under Item 601 of
      --------------------------------
      Regulation S-K.  (Numbers assigned to
      --------------
      the following exhibits correlate to
      those used in said Item.)

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

                (2) Amendment to Certificate             Exhibit 3(a)(2) to the
                    of Incorporation filed               Company's Form 10-K for
                    February 18, 1998,                   its year ended
                    effecting name change                December 31, 1997.
                    to REXX Environmental
                    Corporation.

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





                                 37 OF 40 PAGES

                                                        Filed herewith or
                                                        incorporated by
                                                        reference to:
                                                        -------------
     10. Material Contracts.
         ------------------

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

              (2) Rights Agreement, dated               Exhibit 2.2 to said
                  October 21, 1997, between             Form 8-K.
                  Oak Hill Sportswear
                  Corporation and Greg S.
                  Watkins.

              (3) Rights Agreement, dated               Exhibit 2.3 to said
                  October 21, 1997, between             Form 8-K.
                  Oak Hill Sportswear
                  Corporation and Daren J.
                  Barone.

              (4) Employment Agreement, dated           Exhibit 2.4 to said
                  October 21, 1997, between             Form 8-K.
                  Watkins Contracting, Inc.
                  and Greg S. Watkins.

              (5) Employment Agreement, dated           Exhibit 2.5 to said
                  October 21, 1997, between             Form 8-K.
                  Watkins Contracting, Inc.
                  and Daren J. Barone.






                                 38 OF 40 PAGES

                                                        Filed herewith or
                                                        incorporated by
                                                        reference to:
                                                        -------------


         (j) Relating to the Credit Agreement
             between Watkins Contracting, Inc.
             and Wells Fargo Bank:

             (1) Credit Agreement, dated as             Exhibit 10(j)(1) to
                 of November 10, 1998, by               the Company's Form 10-K
                 and between Watkins                    for its year ended
                 Contracting, Inc. and Wells            December 31, 1998.
                 Fargo Bank, N.A.

             (2) Revolving line of Credit               Exhibit 10(j)(2) to
                 Note.                                  said Form 10-K.

             (3) Continuing Guaranty of REXX            Exhibit 10(j)(3) to
                 Environmental Corporation              said Form 10-K.
                 granted to Wells Fargo Bank,
                 N.A. in connection with the
                 Credit Agreement.

             (4) First Amendment to Credit              Exhibit 10(j)(4) filed
                 Agreement                              herewith.

             (5) Second Amendment to Credit             Exhibit 10(j)(5) filed
                 Agreement                              herewith.

         (k) Form of Indemnity Agreement                Exhibit 10(k) to
             dated as of January 4, 1998                the Company's Form
             between the Company and each               10-K for its year
             of its directors and executive             ended December 31,
             officers.                                  1998.

         (l) Stock Purchase Agreement,                  Exhibit 10(l) filed
             dated as of June 10, 1999,                 herewith.
             between Greg S. Watkins and
             Daren J. Barone, as Buyers,
             and REXX Environmental
             Corporation, as Sellers,
             as amended.

         (m) Agreement and Plan of Merger               Exhibit 10(m) filed
             by and between REXX                        herewith.
             Environmental Corporation
             and TWG, Inc. dated
             December 9, 1999, to be
             joined in by REXX
             Acquisition Corp. and
             Whitestone Acquisition Corp.

         (n) Demand grid note issued to                 Exhibit 10(n) filed
             HSBC Bank (USA).                           herewith.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.


                                 39 OF 40 PAGES

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

(Registrant)  REXX ENVIRONMENTAL CORPORATION


By: /s/ Arthur L. Asch
    ------------------
        Arthur L. Asch, Chairman of the Board (Principal executive officer)


By: /s/ Michael A. Asch
    -------------------
        Michael A. Asch, President and Treasurer (Principal financial officer)

Date: March 24, 2000



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

Date:  March 24, 2000                      Date:  March 24, 2000


/s/ James L. Hochfelder                    /s/ Joseph Greenberger
-----------------------------------        -------------------------------------
    James L. Hochfelder, Director              Joseph Greenberger, Director

Date:  March 24, 2000                      Date:  March 24, 2000


/s/ Brian A. Wasserman
-----------------------------------
    Brian A. Wasserman, Director

Date:  March 24, 2000




                                 40 OF 40 PAGES