Form 10-K/A
period 1999-12-31
REXX ENVIRONMENTAL CORP
filed 2000-05-01
CIK 12203

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                                Commission File Number
 December 31, 1999                                           0-5613
------------------                                     ----------------


                         REXX ENVIRONMENTAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New York                                         13-2625545
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                         Number)

                    445 Park Avenue, New York, New York 10022
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 750-7755
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, par value $.02
------------------------------------------------------------------------------
                              (Title of Class)












                                  1 of 13 pages

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.

                  The following table gives certain information as of April 30, 2000 concerning the Company's directors and executive officers.

      Name            Age     Positions and Offices with REXX           Director
                                                                          Since
      ----             ---     -------------------------------          --------

Arthur L. Asch        58      Chairman of the Board of Directors and      1979
                              Chief Executive Officer.  Member of
                              Executive and Nominating Committees
                              of the Board Of Directors.
Michael A. Asch       33      President, Chief Operating Officer,         1996
                              Treasurer and Chief Financial Officer.
                              Member of the Executive, Compensation
                              and Nominating Committees of the
                              Board of Directors.
Joseph Greenberger    64      Secretary.  Member of the Executive,        1979
                              Nominating, Audit and Stock Option
                              Committees of the Board of Directors.
James L. Hochfelder   55      Member of the Audit, Compensation and       1997
                              Stock Option Committees of the Board
                              of Directors
Brian A. Wasserman    34      Member of the Audit, Compensation and       1997
                              Stock Option Committees of the Board
                              of Directors

         Set forth below are the current positions of the executive officers of the Company's Watkins Contracting, Inc. ("Watkins") operating subsidiary.

Name                    Age        Positions and Offices with Watkins
----                    ---        ----------------------------------
Greg S. Watkins         35         President
Daren J. Barone         35         Chief Executive Officer
John Sullivan, III      33         Chief Financial Officer

     Set forth below is a brief description of the background of the executive officers and directors of REXX and the executive officers of Watkins, based on information provided by them to REXX.

     Arthur L. Asch has been Chairman of the Board of Directors and Chief Executive Officer of REXX since 1979. Mr. A. Asch served as Chairman of the Oak Hill Sportswear Division of Donnkenny Apparel, Inc., a clothing and accessory manufacturer, importer and

                                  2 of 13 pages
marketer, from July 1995 through December 1997. Mr. A. Asch is the father of Michael A. Asch.

     Michael A. Asch has been President, Chief Operating Officer and Treasurer of REXX since January 1997 and its Chief Financial Officer since March 1994. From March 1994 through December 1996, Mr. M. Asch served as Vice President of REXX. From July 1995 through December 1996, he was Vice President and Chief Financial Officer of the Oak Hill Sportswear Division of Donnkenny Apparel, Inc. Since February 1992, Mr. M. Asch has also served as President and a principal of Anniston Capital, Inc., an investment banking firm. Michael A. Asch is the son of Arthur L. Asch.

     Daren J. Barone has served as Chief Executive Officer of Watkins since November 1997 and as Secretary and Treasurer of Watkins since January 1995. Mr. Barone also served as Sales Manager of Watkins from February 1992 to January 1995.

     Joseph Greenberger has been Secretary of REXX since 1979. Mr. Greenberger has been engaged in the practice of law in New York City since 1962.

     James L. Hochfelder has been the President of Beldoch Industries Corp. (women's apparel) for more than the past ten years.

     John Sullivan, III has served as Chief Financial Officer of Watkins since April 1998. Prior to joining Watkins, he served as Chief Financial Officer of TC Construction Co. for more than five years.

     Brian A. Wasserman is Chief Executive Officer of Wilshire Investors, LLC, Wilshire Louisiana Advisers, LLC, Wilshire Advisers, LLC and Wilshire Partners, LLC. He is also currently Chief Executive Officer of The Whitestone Group, LLC, which is a full service investment banking and venture capital firm which specializes in identifying and investing in early-stage growth opportunities, fund management, mergers and acquisitions and general corporate finance advisory consulting.

     From December 1997 until December 1999 Mr.Wasserman was the general partner of two private venture capital limited partnerships with very diverse public and private investments. The partnerships had in excess of $30,000,000 in partners' capital and investment holdings. From April 1992 through December 1997, Mr. Wasserman acted as an investment consultant/analyst for these partnerships. From December 1997 until December 1999 Mr. Wasserman was an investment consultant/analyst for two other private venture capital partnerships with very diverse public and private investments. These partnerships had in excess of $20,000,000 of partners' capital and investment holdings.

     Mr. Wasserman previously founded and was the Chief Financial Officer of First


                                  3 of 13 pages

Lawrence Capital Corp., an investment banking firm specializing in mergers and acquisitions for small to medium-sized emerging companies. From December 1997 until November 1999, Mr. Wasserman served on the board of directors of Heuristic Development Group (now know as Virtual Communities Inc.), a company which engaged in the development, marketing, sale and licensing of the Intellifit System, a computerized system which generates personalized exercise prescriptions. Mr. Wasserman currently serves on the board of directors of REXX Environmental Corporation and is also the Managing Member of Sharp Management, LLC, a financial consulting company.

     From April 1992 through September 1998, Mr. Wasserman was the Treasurer of Engex, Inc., a closed-end mutual fund which makes early stage venture capital investments in both public and private companies. The fund generally invests in high technology, biotechnology and early stage pharmaceutical companies. From April 1992 through December 1997, Mr. Wasserman acted as chief financial officer of D.H. Blair Investment Banking Corp., a New York Stock Exchange and NASD member firm, which is an investment banking and merchant banking firm which specializes in public offerings and private placements of early stage and emerging new companies. From September 1987 through April 1992, Mr. Wasserman was an audit/tax manager and a staff investment analyst for
PricewaterhouseCoopers LLP. Mr. Wasserman is a Certified Public Accountant in the state of New York and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Greg S. Watkins has served as the President of Watkins since January 1995. Prior to his appointment as President of Watkins, he served as its Secretary and Treasurer (July 1991 to January 1995) and Vice President (June 1992 to January
1995).

Directors Compensation

     Directors who are not also officers or employees of REXX are paid a director's fee of $10,000 per year. The only directors who received this director's fee from REXX for 1999 were James L. Hochfelder and Brian A. Wasserman. In addition, upon joining REXX's board of directors, each person who is not an employee of REXX is automatically granted under the REXX Option Plan an option to purchase 15,000 shares of REXX common stock at an exercise price per share equal to the then current per share market price of the REXX common stock. Messrs. Hochfelder and Wasserman were each granted such an option upon their joining REXX's board of directors in 1997.

Board Meetings and Committees

     During 1999, REXX's board of directors met nine times. All current directors of REXX attended all of these meetings of the board and all meetings of each board committee on which they serve.


                                  4 of 13 pages

     REXX's board of directors has an Executive Committee, an Audit Committee, a Compensation Committee, a Nominating Committee and a Stock Option Committee.

     The Executive Committee has been granted all of the authority which, under the New York Business Corporation Law, may be delegated to this committee. It consists of Messrs. A. Asch, M. Asch and Greenberger. The Executive Committee did not meet during 1999.

     The Audit Committee recommends the firm of independent public accountants to be engaged as REXX's auditors and participates in such accounting reviews as it deems appropriate. It consists of Messrs. Greenberger, Hochfelder and Wasserman. The Audit Committee held one meeting during 1999.

     The Nominating Committee recommends to the Board the slate of nominees for election as directors of REXX and also recommends individuals for various offices with REXX. It consists of Messrs. A. Asch, M. Asch and Greenberger. The Nominating Committee will consider nominations by shareholders made in writing to REXX's Chairman of the Board. The Nominating Committee held one meeting during 1999.

     The Stock Option Committee is authorized to award options under the REXX Option Plan. It consists of Messrs. Greenberger, Hochfelder and Wasserman. The Stock Option Committee did not meet during 1999.

     The Compensation Committee is empowered to authorize executive officers' compensation. It consists of Messrs. M. Asch, Hochfelder and Wasserman. The Compensation Committee held one meeting during 1999.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of REXX's board of directors consists of Michael
A. Asch, James L. Hochfelder and Brian A. Wasserman. Anniston Capital, Inc., a corporation controlled by Michael A. Asch, a REXX director and executive officer, paid REXX $7,200 in 1999 for its use of REXX's office facilities and other office expenses.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to REXX, together with written representations received by REXX from applicable parties that no Form 5 was required to be filed by these parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all these required reports during and with respect to the 1999 Fiscal Year.



                                  5 of 13 pages

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth, for the Company's fiscal year ended December 31, 1999 and for the two prior fiscal years, the cash and other compensation paid to all individuals serving as REXX's Chief Executive Officer, or acting in a similar capacity, during 1999 and all other individuals serving as executive officers of REXX and its Watkins subsidiary at December 31, 1999 whose total compensation, for services rendered to REXX during 1999, was $100,000 or more.

                                            Summary Compensation Table

                                                                                 Long-Term
                                                                                Compensation
                                                          Annual Compensation      Awards
                                        --------------------------------------  -------------

                                                                  Other Annual   Securities       All Other
Name and Principal Position     Year       Salary         Bonus   Compensation   Underlying     Compensation(3)
----------------------------    ----       ------         -----       (1)        Options (2)
                                                                  ------------   -----------   ---------------

Arthur L. Asch, REXX's          1999    $  37,500 (4)     $ --    $   --             --          $       --
  Chief Executive Officer       1998      225,000 (4)       --        --             --                  --
                                1997       50,000 (4)  120,000        --             --               1,820

Michael A. Asch, REXX's         1999    $  35,833 (5)       --    $   --             --                  --
 Chief Operating Officer        1998      215,000 (5)       --        --            --                   --
                                1997      215,000 (5)       --        --             --               8,400

Greg S. Watkins, Watkin's       1999    $ 180,000 (6)       -- $      --             --          $    1,443
   President                    1998      180,000 (6)       --        --         20,000               1,415

Daren J. Barone, Watkins'       1999    $ 180,000 (6)       -- $      --             --          $    1,500
 Chief Executive Officer        1998      180,000 (6)       --        --         20,000               1,500


---------
(1) The value of all perquisites provided did not exceed lesser of $50,000 or 10% of the officer's salary and bonus.

(2)   No options  were granted in the 1999 fiscal year.

(3) Represents amounts paid under REXX's defined contribution pension and profit sharing plans in 1997 and under Watkins' 401(k) Plan in 1998 and 1999.

(4) Until July 24, 1995, when the sale of REXX's Sportswear Division was consummated, Mr. A. Asch was compensated by REXX at the rate of $500,000 per year, and he was compensated by the new owner of the Sportswear Division from July 25, 1995 through December 31, 1997 at the rate of $450,000 per year. As negotiated in connection with the sale of the Sportswear Division, from July 25, 1995 through December 31, 1997,
     Mr. A. Asch was paid regular compensation by REXX at the rate of $50,000 per year. Although on January 22, 1998, the Board's Compensation Committee authorized compensation to Mr. A. Asch at the rate of $325,000 per year, on March 19, 1999, his rate of compensation was reduced to $225,000 a year for 1998 through February 28, 1999. Mr. A. Asch has agreed that he would be paid no compensation by REXX from March 1, 1999 until further Compensation Committee action.
(5) Although on January 22, 1998, the Board's Compensation Committee authorized compensation to Mr. M. Asch at the rate of $215,000 per year, on March 19, 1999, Mr. M. Asch agreed that he

                                  6 of 13 pages
     would be paid no compensation by REXX from March 1, 1999 until further Compensation Committee action.
(6)  See also "Certain Relationships and Related Transactions."


Stock Option Grants in 1999

     No stock options were granted in 1999.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     Set forth in the table below is information, with respect to each of the individuals listed in the table to the "Executive Compensation" section above, as to:

* the number of shares acquired during 1999 upon each exercise of options granted to these individuals;

* the aggregate value realized upon each such exercise, calculated as the difference between the market value of the shares at exercise and their exercise price;

* the total number of unexercised option held on December 31, 1999, separately identified between those exercisable and those not exercisable as of such date; and

* the aggregate value of in-the-money, unexercised options held on December 31, 1999, separately identified between those exercisable and those not exercisable.



                                                       Number of                   Value of Unexercised
                       Shares                      Unexercised Options             In-the-Money Options
                      Acquired     Value          at December 31, 1999             at December 31, 1999
                                                 --------------------              ---------------------

Name               on Exercise    Realized    Exercisable    Unexercisable    Exercisable     Unexercisable
----               -----------    --------    -----------    -------------    -----------     -------------

Arthur L. Asch       -0-           -0-         30,000              0          $   26,250      $          0

Michael A. Asch      -0-           -0-         50,000              0              43,750                 0

Daren J. Barone      -0-           -0-          5,000         15,000               4,375            13,125

Greg S. Watkins      -0-           -0-          5,000         15,000               4,375            13,125



Employment Agreements

     Watkins has entered into employment agreements with Daren J. Barone and Greg S. Watkins. These employment agreements each provide for:

*         base salaries of $180,000 per year;


                                  7 of 13 pages

* incentive compensation equal to 5% of the annual pretax income of Watkins above $2,700,000; and

* additional incentive compensation equal to 2.5% of the annual pretax income of Watkins above the greater of Watkins' previous year's pretax income or $2,700,000.

     These employment agreements further provide that, if the agreement is terminated by the executive for good reason, which includes a material breach of the employment agreement or that the executive be based outside the original employment area, he shall be entitled to six months, base salary plus a pro rata portion of any additional compensation for the year of termination. The employment agreements also contain provisions protecting Watkins' proprietary rights and information.

REXX Stock Plans

     On October 11, 1994, REXX's board of directors adopted the REXX Option Plan covering up to 199,250 shares of REXX common stock. The REXX Option Plan provides, among other matters, that:

* the option price per share is to be not less than 50% of the fair market value of the stock on the date of the grant;
* options granted shall be for a term of not more than five years and shall become exercisable in equal installments in each year of the term on a cumulative basis, other than the first year, or to the extent that REXX's board of directors shall otherwise determine; and
* no option may be granted under the REXX Option Plan after October 11, 2004.

     On April 22, 1996, the REXX board of directors approved an amendment to the REXX Option Plan, which was also approved by the REXX shareholders on June 26, 1996. This amendment provides that the REXX Option Plan is permitted to grant options to non-employee directors and provides that each director who is not an employee of REXX shall receive options to purchase 15,000 shares of REXX common stock at the then- current market price for the REXX common stock upon joining the board.

     On December 3, 1997, the REXX board of directors approved further amendments to the REXX Option Plan, which were also approved by the REXX shareholders on February 17, 1998. These amendments provide for:

* reserving from REXX's authorized but unissued shares of REXX common stock 250,000 shares for issuance on exercise of options which may be granted under the REXX Option Plan;


                                  8 of 13 pages

* increasing the maximum number of shares for which a person may receive options under the REXX Option Plan from 100,000 shares to 150,000 shares of REXX common stock; and
* adding the incentive to key employees of any business which REXX acquires or in which REXX acquires an interest to continue in its employ, by the grants of options under the REXX Option Plan to these employees, as a purpose of the REXX Option Plan.

     As of March 24, 2000, there were outstanding options granted under the REXX Option Plan to purchase 230,000 shares of REXX common stock, at exercise prices ranging from $2.00 to $5.00 per share.

Deferred Compensation Plans

     REXX has non-contributory defined contribution pension and profit sharing plans covering certain employees including its executive officers. Contributions to these plans ceased permanently in October 1997 and final distributions were made from these plans in December 1999. In addition, Watkins has a matching contribution 401(k) retirement plan covering certain employees including its executive officers. Neither REXX nor Watkins has a defined benefit or actuarial plan.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

     The following table sets forth, as of March 24, 2000, the beneficial ownership of shares of REXX common stock by:

* each person known by REXX to beneficially own 5 or more of the outstanding shares of REXX common stock, based on filings with the SEC and certain other information;
*         each director of REXX;
* each current executive officer of REXX for whom information is given in the "Executive Compensation" section above; and
*         all executive officers and directors of REXX as a group.

     The REXX common stock is the only outstanding class of voting securities of REXX. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners. Unless otherwise indicated, the address for each beneficial owner listed in the table is c/o REXX Environmental Corporation, 445 Park Avenue, New York, New York 10022 and REXX believes that all persons named in the table have sole voting and investment power with respect to all shares of REXX common stock beneficially owned by them. A person is deemed to be the beneficial owner of


                                  9 of 13 pages
securities which may be acquired by that person within 60 days from the date on which beneficial ownership is to be determined upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that stock options and warrants that are held by this person (but not those held by any other person) and which are exercisable within 60 days from the date on which beneficial ownership is to be determined have been exercised.




                                            Amount and Nature                                      Percentage
     Name and Address of                     of Common Stock           Amount of Options           Ownership of
     Beneficial Owner                        Directly Owned          Currently Exercisable         Common Stock
-----------------------------------------    ----------------        ---------------------       --------------

  Arthur L. Asch........................      396,051 (1)                  30,000                     17.1%

  Daren J. Barone.......................      200,000 (2)                   5,000                      8.3
  c/o Watkins Contracting, Inc.
  8690 Aero Drive, M321
  San Diego, CA  92133

  Greg S. Watkins.......................      100,000                       5,000                      4.2
  c/o Watkins Contracting, Inc.
  8690 Aero Drive, M321
  San Diego, CA  92133

  Michael A. Asch.......................       96,000 (3)                  50,000                      5.8

  James L. Hochfelder...................        5,000                      10,000                        *

  Brian A. Wasserman....................          -0-                      10,000                        *

  Joseph Greenberger....................          -0-                         -0-                      0.0

  All executive officers and directors as a
  group (8 persons).....................        797,051                   115,000(4)                  35.5%


-----------------------
 *   Less than 1.0%.
(1) Includes 25,000 shares of REXX common stock held by his spouse, which shares Mr. A. Asch disclaims beneficial ownership.
(2) Mr. Barone assigned these 200,000 shares to Hilltop Investment Co., Inc., an affiliate of Mr. Barone.
(3) Includes (a) 26,000 shares of REXX common stock held by Mr. M. Asch as custodian for his minor children, which shares Mr. M. Asch disclaims beneficial ownership and (b) 20,000 shares of REXX common stock held by his spouse, which shares Mr. M. Asch disclaims beneficial ownership.
(4) Includes an additional 5,000 shares of REXX common stock issuable upon exercise of an option granted to another Watkins executive officer under the REXX Option Plan which are exercisable within the next 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Greg S. Watkins and Daren J. Barone are executive officers of Watkins. REXX acquired Watkins from these individuals in October 1997. The consideration paid to Messrs. Watkins and Barone for REXX's acquisition of Watkins included:

*         $3,600,000 in cash;

                                 10 of 13 pages

*         400,000 shares of REXX common stock; and
* rights entitling each of them to sell to REXX, at $5.00 per share, up to:
* 25,000 shares of REXX common stock per quarter, starting April 1, 1999, if Watkins earned in excess of $2,700,000 in pretax income during 1998, and
* 25,000 shares of REXX common stock per quarter, starting April 1, 2000, if Watkins earned in excess of $2,700,000 in pretax income during 1999.

     Employment agreements, each dated October 21, 1997, between Watkins and each of Messrs. Watkins and Barone were executed in accordance with the stock purchase agreement pursuant to which REXX purchased Watkins. These employment agreements entitle Mr. Watkins and Mr. Barone to each receive from Watkins:

*         a salary at the rate of $180,000 a year;
* incentive compensation equal to 5% of the annual pretax income of Watkins above $2,700,000; and
* additional incentive compensation equal to 2.5% of the annual pretax income of Watkins above the greater of Watkins' previous year's pretax income or $2,700,000.

     Pursuant to the terms of a stock purchase agreement dated as of June 10, 1999 Messrs. Greg S. Watkins and an assignee of Daren J. Barone will purchase all of the shares of Watkins common stock presently owned by REXX (the "Watkins transaction"). These shares represent all of the issued and outstanding common stock of Watkins. Accordingly, upon completion of the Watkins transaction, Watkins will be owned solely by the buyers. The purchase price to be paid by the buyers is:

*         $1,300,000 in cash;
* the assignment and transfer t REXX of 125,000 shares of REXX common stock presently owned by the buyers or the payment of $171,875 in cash at buyers' option;
*         Watkins  repayment of a $6,001 inter-company loan due REXX; and
* the buyers and Watkins using their best efforts to obtain the release of REXX and the termination of REXX's obligations under specified agreements, guarantees and other instruments, under which REXX estimates its potential aggregate liabilities to be approximately $7,000,000, or, if the buyers and Watkins are unable to obtain these releases and termination, the buyers shall guarantee and agree to indemnify REXX against these potential liabilities.


                                 11 of 13 pages

     REXX has the option to have a third party purchase all or a part of the 125,000 shares of REXX common stock that comprise a part of the purchase price for consideration at or above $1.375 per share. If exercised, the buyers would sell these shares to the third party and deliver to REXX the net proceeds of this sale, after payment of all applicable taxes, in lieu of delivery of the shares so sold.

     In addition, the stock purchase agreement provides for Watkins to pay REXX, upon closing the Watkins transaction, 50% of the net recovery by Watkins with respect to a claim of Watkins against the National Aeronautics and Space Administration in connection with work done by Watkins at a NASA facility. This claim was settled for $145,000 and was paid to Watkins in December 1999.

     Anniston Capital, Inc., a corporation controlled by Michael A. Asch, a REXX director and executive officer, paid REXX $7,200 in 1999 for its use of REXX's office facilities and other office expenses.

     Joseph Greenberger, a REXX director, performed certain legal services for REXX during 1999 and in prior years. Mr. Greenberger was paid approximately $90,000 for legal services rendered in 1999.



                                 12 of 13 pages

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


                                       REXX ENVIRONMENTAL CORPORATION
                                       ------------------------------
                                                   (Registrant)


                                       By: /s/ Arthur L. Asch
                                          -------------------------------------
                                          Arthur L. Asch, Chairman of the Board


                                       Date:  May 1, 2000



                                 13 of 13 pages