Form 10-Q
period 2000-03-31
REXX ENVIRONMENTAL CORP
filed 2000-05-15
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000             Commission File Number  0-5613
                  --------------                                    --------



                         REXX ENVIRONMENTAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      NEW YORK                  13-2625545
-------------------------------------------------------------------------------
          (State or other jurisdiction       (I.R.S Employer
                of incorporation)          Identification Number)



               445 PARK AVENUE, NEW YORK, NEW YORK         10022
-------------------------------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)


                                 (212) 750-7755
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

As of May 15, 2000, the registrant had 2,467,576 shares of common stock outstanding.

                      REXX ENVIRONMENTAL CORPORATION


                                      INDEX


PART I - Financial Information                                      PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    March 31, 2000 and December 31, 1999                               3

  Consolidated statements of operations -
    three months ended March 31, 2000 and 1999                         4

  Consolidated statements of cash flows -
    three months ended March 31, 2000 and 1999                         5

  Notes to consolidated financial statements                           6

Management's discussion and analysis of
  financial condition and results of operations                     7-10


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                             11

Signatures                                                             12

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                March 31,     December 31,
                                                  2000            1999
                        Assets

Current assets:
  Cash and cash equivalents                     $   574         $    85
  Accounts receivable - net                       3,399           2,629
  Costs in excess of billings                       594             831
  Assets held for sale                              780             780
  Other current assets                              170             194
                                                -------         -------

    Total current assets                          5,517           4,519

Property and equipment, net                       1,476           1,378
Goodwill                                          2,650           2,703
Other assets                                         36              17
                                                -------         -------
                                                $ 9,679         $ 8,617
                                                =======         =======

          Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt             $   627         $   639
  Notes payable-bank                              1,592           1,030
  Accounts payable                                1,320           1,749
  Billings in excess of costs                       809             126
  Accrued expenses                                  851             465
  Income taxes payable                               88              95
                                                -------         -------

    Total current liabilities                     5,287           4,104
                                                -------         -------

Long-term debt, net of current portion              498             606
                                                -------         -------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued      105             105
  Capital in excess of par value                 27,925          27,925
  Accumulated deficit                            (7,128)         (7,115)
  Common stock held in treasury, at cost
    (2,812,252 shares)                          (17,008)        (17,008)
                                                -------         -------

    Total stockholders' equity                    3,894           3,907
                                                -------         -------
                                                $ 9,679         $ 8,617
                                                =======         =======

                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                   Three months ended
                                                        March 31,
                                                     2000       1999

Revenues                                           $ 4,007     $ 3,500

Cost of services                                     3,082       3,086
                                                   -------     -------

Gross profit                                           925         414

General and administrative expenses                    841         960
                                                   -------     -------

Income (loss) from operations                           84    (    546)

Other income:
 Interest expense, net                            (     62)   (     54)
 Other expense                                    (     35)   (     13)
                                                   -------     -------

Loss before provision for taxes                   (     13)   (    613)

Provision for taxes                                      0           3
                                                   -------     -------
Net loss                                          ($    13)   (    616)
                                                   =======     =======

Per share data:
  Basic                                              ($.01)      ($.25)
  Diluted                                            ($.01)      ($.25)

Weighted average shares outstanding:
  Basic                                              2,468       2,468
  Diluted                                            2,468       2,468


                 See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                      2000       1999

Cash flows provided by operating activities:
  Net loss                                         ($   13)    ($  616)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation and amortization                      134         114
    Loss on disposal of assets                          35           0
                                                    ------      ------
                                                       156       ( 502)

  Changes in assets and liabilities                    105         836
                                                    ------      ------
     Net cash provided by operating
      activities                                       261         334
                                                    ------      ------

Cash flows used in investing activities:
  Capital expenditures                             (   263)    (    37)
  Net proceeds on disposal of assets                    49          31
                                                    ------      ------

    Net cash used in investing
     activities                                    (   214)    (     6)
                                                    ------      ------

Cash flows from financing activities:
  Net short-term borrowings (repayments)               562     (   100)
  Principal payment of long-term debt              (   120)    (    69)
                                                    ------      ------
    Net cash provided by (used in)
      financing activities                             442     (   169)
                                                    ------      ------

Net increase in cash                                   489         159

Cash at beginning of period                             85          68
                                                    ------      ------

Cash at end of period                               $  574      $  227
                                                    ======      ======

Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                            ($  770)     $  867
    Costs in excess of billings                        237     (   272)
    Other current assets                                24     (    87)
    Other assets                                   (    19)          5
    Billings in excess of costs                        683         122
    Accounts payable and accrued expenses          (    43)        203
    Income taxes payable                           (     7)    (     2)
                                                    ------      ------
                                                    $  105      $  836
                                                    ======      ======


  Cash paid - net during the period for:
    Interest                                        $   60      $   64
    Income taxes                                    $    7      $   12

                         REXX ENVIRONMENTAL CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Consolidation and General

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Watkins Contracting, Inc. ("WCI") and Oak Hill Sportswear Holding Corporation, which was inactive. The accompanying financial statements have been prepared without audit and do not include all footnotes and disclosures required under generally accepted accounting principles. Management believes that the results herein reflect all adjustments which are, in the opinion of management, necessary to fairly state the results and current financial condition of the Company for the respective periods. All such adjustments reflected herein are of a normal, recurring nature. These financial statements should be read in conjunction with the Company's financial statements contained in its Annual Report on Form 10-K and Form 10-K/A for its year ended December 31, 1999.

Note 2 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic and diluted net income per share for the first quarter ended March 31, 2000 and 1999 were 2,467,576 for both computations.

     Net loss used in the computation of basic and diluted net loss per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

       Options to purchase 230,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at March 31, 2000, and options to purchase 304,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at March 31, 1999, but were not included in the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and capital resources:

    Working capital at March 31, 2000 was $230,000 as compared to $415,000 at December 31, 1999. The decrease of $185,000 was primarily due to capital expenditures and long-term debt repayment at WCI.

    Net accounts receivable were $3,399,000 at March 31, 2000 as compared to $2,629,000 at December 31, 1999, an increase of $770,000. The increase in accounts receivable was due to higher revenues in the quarter ended March 31, 2000 as compared to the fourth quarter of 1999.

    WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, as amended, which expires June 9, 2000, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, plus 2% and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000 (reduced by approximately $100,000 of equipment loans made to WCI by Wells Fargo). At March 31, 2000, WCI had $1,212,000 borrowed under the credit agreement, in addition to approximately $75,000 of equipment loans made by Wells Fargo to WCI. The Company has guaranteed WCI's borrowings under the credit agreement, which is also secured by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon WCI's financial condition, including its current ratio and tangible net worth.

    In order to meet its working capital needs at the corporate level, the Company has negotiated a line of credit with HSBC Bank (USA) (formerly Republic National Bank of New York), which provides for $500,000 in borrowings, secured by REXX's assets, and interest payable at HSBC's reference rate plus 1%. This line of credit is evidenced by a demand grid note in the maximum amount of $500,000. At March 31, 2000, the Company had $380,000 borrowed under the line of credit. The Company's borrowings under this line of credit have been guaranteed by its Chairman of the Board, Arthur L. Asch and secured by a certificate of deposit in the amount of $250,000 deposited by Mr. Asch with the bank. Mr. Asch is not being compensated by the Company for providing the guarantee and additional collateral. The Company's management believes that, if the shareholders approve the WCI sale and the sale closes, this line of credit will be sufficient to provide the Company with the necessary working capital to meet its needs through the completion of the WCI sale. However, there is no assurance that (i) the line of credit will, in fact, be sufficient to provide for the Company's corporate level working capital needs until the completion of the WCI sale; (ii) repayment of all or a portion of the Company's borrowings under this line of credit will not be demanded prior to June 30, 2000; (iii) HSBC Bank will extend this line of credit beyond June 30, 2000, if requested by the Company; or
(iv) Mr. Asch will continue to provide his guarantee and collateral beyond June

30, 2000. The discontinuance of this line of credit, by any action of HSBC Bank, as a result of Mr. Asch's failure to continue his guarantee or collateral beyond June 30, 2000 or otherwise, could have a material adverse effect on the Company.

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

    On December 9, 1999, the Company announced that it had signed a definitive agreement for a subsidiary of TWG, Inc. to merge with and into REXX, subject to the approval of REXX's shareholders and certain other conditions, including the closing of the sale of WCI. TWG, Inc. would become the publicly traded parent company. In January 2000, TWG, Inc. changed its name to Newtek Capital, Inc. ("Newtek"). If the Company's shareholders approve the transaction and it closes, Newtek's current shareholders are expected to own 18,514,285 shares of Newtek common stock and the Company's shareholders are expected to own 1 share of Newtek for each share of the Company's common stock they currently own, or a total of 2,467,576 shares.

    Newtek is primarily engaged in the business of developing, incubating and investing in early-stage high-growth businesses through the structuring, funding, and development of these companies, principally focused on technology and the internet. As of March 31, 2000, Newtek has provided business development services including funding for 16 companies.

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

    REXX has filed a preliminary proxy statement and Newtek will file a Registration Statement with the Securities and Exchange Commission for shareholder approval of the WCI sale and the Newtek transaction. These documents will include information about each of the companies, their subsidiaries, REXX's proposed sale of WCI, and the merger of a subsidiary of Newtek with and into

REXX. As soon as practicable after Securities and Exchange Commission filings become effective, the proxy/prospectus will be mailed to REXX's shareholders and they will be asked to vote for the approval of both the sale of WCI and the merger with Newtek. If REXX shareholders approve both transactions, it is expected that the sale of WCI and the merger with Newtek will close in June or July 2000.

Results of operations:

     Revenues, which consisted of WCI's contract revenues, were $4,007,000 in the first quarter ended March 31, 2000 compared to $3,500,000 in the comparable period of 1999. The increase was mainly due to the inclusion of an unusually high revenue project in the first quarter of 2000.

     Gross profit in the first quarter of 2000 amounted to $925,000 compared to $414,000 in the same period of 1999. The increase in the 2000 period compared to the prior year was the result of (i) higher revenues, (ii) a decreased percentage of revenue from lower margin demolition activities compared to revenues from abatement activities, and (iii) work on an unusually high revenue, high margin project.

     General and administrative expenses declined in the first quarter ended March 31, 2000 to $841,000 from $960,000 in the comparable quarter in 1999. The decrease was achieved at the corporate level and at WCI, principally as a result of lower compensation expense.

     Interest expense-net increased to $62,000 in the quarter ended March 31, 2000 from $54,000 in the comparable period of 1999. The increase was due to higher interest rates payable in the first quarter ended March 31, 2000 as compared to the first quarter of 1999, which more than offset lower borrowing levels from its bank and equipment finance companies during the first quarter of 2000 compared to 1999.

     Amortization of goodwill remained constant in the first quarter of 2000 compared to 1999 as the Company is utilizing straight line amortization.

     Provision for income taxes fell to $0 in the quarter ended March 31, 2000 from $3,000 in the prior year period. The 1999 provisions represent state and local franchise taxes. In both periods, the Company recorded no provision for federal income taxes as the Company recorded an operating loss in the first quarter of 2000 and 1999.

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

The words or phrases "trend," "expectation," "plans to," "preparing to," "will be," 'will consist," "will use," "will allow," "will require," "may," "likely result," "expected," "anticipated," "estimated," "projected," "potential," "opportunity," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the said Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

     Investors should also be aware of factors that could have an impact on the Company's business or financial position or performance. These include intensified competition and its impact on revenues and profit margins, changes in competitors business strategies, availability of qualified labor to meet the Company's needs, ability to retain current labor, adverse changes in national and local economic conditions, adjustments in fiscal funding levels for government entities, timing of large contracts, increasingly stringent requirements for compliance with government regulations, the availability of capital under WCI's credit agreement, future borrowing limits and interest rates under the credit agreement, WCI and the Company's continued reliance upon waivers of noncompliance from Wells Fargo, risks associated with the potential sale of WCI, the Company's potential inability to sell WCI due to the non-approval of the Company's shareholders or other reasons, risks associated with the proposed business combination with Newtek, the Company's potential inability to complete a business combination with Newtek, the impact and risk of shareholder dilution, and other factors detailed from time to time in the Company's Securities and Exchange Commission filings or other readily available or generally disseminated writings. The risks identified here are not all inclusive. Reference is also made to other parts of this report and to the Company's Form 10-K for its year ended December 31, 1999 that include additional information concerning factors that could adversely impact the Company's business or financial position or performance. Moreover, the Company operates in a changing and very competitive business environment. New risks may emerge from time to time, and it is not possible for management to predict all risk factors, nor can it necessarily identify or assess the impact of all such factors on the Company or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         No report on Form 8-K was filed during the first quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            REXX ENVIRONMENTAL CORPORATION
                            (Registrant)



Date: May 15, 2000          By: /s/ Arthur  L. Asch
                                -------------------
                                Arthur L. Asch, Chairman of the Board



Date: May 15, 2000          By: /s/ Michael A. Asch
                                -------------------
                                Michael A. Asch, President and Treasurer