Form 10-Q
period 2000-06-30
REXX ENVIRONMENTAL CORP
filed 2000-08-15
CIK 12203

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000              Commission File Number  0-5613
                  --------------                                    -------



                         REXX ENVIRONMENTAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          NEW YORK                                      13-2625545
-------------------------------------------------------------------------------
(State or other jurisdiction                         (I.R.S Employer
       of incorporation)                          Identification Number)


   445 PARK AVENUE, NEW YORK, NEW YORK                         10022
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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      -----

As of August 15, 2000, the registrant had 2,467,576 shares of common stock outstanding.

                      REXX ENVIRONMENTAL CORPORATION


                                      INDEX


PART I - Financial Information                                        PAGE


Unaudited financial statements:

  Consolidated balance sheets -
    June 30, 2000 and December 31, 1999                                  3

  Consolidated statements of operations -
    three months ended June 30, 2000 and 1999                            4

  Consolidated statements of operations -
    six months ended June 30, 2000 and 1999                              5

  Consolidated statements of cash flows -
    six months ended June 30, 2000 and 1999                              6

  Notes to consolidated financial statements                             7

Management's discussion and analysis of
  financial condition and results of operations                       8-11


PART II - Other Information


Item 6.   Exhibits and Reports on Form 8-K                              12

Signatures                                                              13

                         REXX ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share amounts)
                                   (Unaudited)

                                                  June 30,      December 31,
                                                    2000            1999
                                                  --------      ------------
     Assets

Current assets:
  Cash and cash equivalents                        $    646          $     85
  Accounts receivable - net                           3,376             2,629
  Costs in excess of billings                           781               831
  Assets held for sale                                  780               780
  Other current assets                                  218               194
                                                   --------          --------

   Total current assets                               5,801             4,519

Property and equipment, net                           1,722             1,378
Goodwill                                              2,597             2,703
Other assets                                             35                17
                                                   --------          --------

                                                   $ 10,155          $  8,617
                                                   ========          ========

     Liabilities and stockholders' equity

Current liabilities:
  Current portion of long-term debt                $    614          $    639
  Notes payable-bank                                    965             1,030
  Accounts payable                                    1,814             1,749
  Billings in excess of costs                           787               126
  Accrued expenses                                      938               465
  Income taxes payable                                   85                95
                                                   --------          --------

        Total current liabilities                     5,203             4,104
                                                   --------          --------

Long-term debt, net of current portion                  382               606
                                                   --------          --------

Stockholders' equity:
  Preferred stock, $1.00 par value, authorized
    1,000,000 shares; -0- shares issued
  Common stock, $.02 par value, authorized
    12,000,000 shares; 5,279,828 shares issued          105               105
  Capital in excess of par value                     27,925            27,925
  Accumulated deficit                                (6,452)           (7,115)
  Common stock held in treasury, at cost
    (2,812,252 shares)                              (17,008)          (17,008)
                                                   --------            --------

        Total stockholders' equity                    4,570             3,907
                                                   --------          --------

                                                   $ 10,155          $  8,617
                                                   ========          ========


      See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        Three months ended
                                                             June 30,
                                                      2000             1999
                                                      ----             ----

Revenues                                            $ 4,931           $ 4,652

Cost of services                                      3,423             3,453
                                                    -------           -------

Gross profit                                          1,508             1,199

General and administrative expenses                     762               816
                                                    -------           -------

Income from operations                                  746               383

Other expenses:
 Interest expense, net                                   56                75
 Other expense                                           10                30
                                                    -------           -------

Income before provision for taxes                       680               278

Provision for taxes                                       4                 6
                                                    -------           -------

Net income                                          $   676           $   272
                                                    =======           =======

Per share data:
  Basic                                                $.27              $.11
  Diluted                                              $.26              $.11

Weighted average shares outstanding:
  Basic                                               2,468             2,468
  Diluted                                             2,568             2,468


           See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                      2000             1999
                                                      ----             ----

Revenues                                            $ 8,938           $ 8,152

Cost of services                                      6,505             6,539
                                                    -------           -------

Gross profit                                          2,433             1,613

General and administrative expenses                   1,603             1,776
                                                    -------           -------

Income (loss) from operations                           830          (    163)

Other expenses:
 Interest expense, net                                  118               129
 Other expense                                           45                43
                                                    -------           -------

Income (loss) before provision for taxes                667          (    335)

Provision for taxes                                       4                 9
                                                    -------           -------

Net income (loss)                                   $   663          ($   344)
                                                    =======           -------

Per share data:
  Basic                                                $.27             ($.14)
  Diluted                                              $.26             ($.14)

Weighted average shares outstanding:
  Basic                                               2,468             2,468
  Diluted                                             2,591             2,468


           See notes to consolidated financial statements.

                         REXX ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      2000             1999
                                                      ----             ----

Cash flows provided by operating activities:
    Net income (loss)                                $  663           ($  344)
    Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
    Depreciation and amortization                       266               239
    Loss on disposal of assets                           35                 0
                                                     ------            ------
                                                        964           (   105)

  Changes in assets and liabilities                     450               312
                                                     ------            ------
     Net cash provided by operating
      activities                                      1,414               207
                                                     ------            ------

Cash flows used in investing activities:
  Capital expenditures                              (   588)          (   156)
  Net proceeds on disposal of assets                     49                31
                                                     ------            ------

    Net cash used in investing
     activities                                     (   539)          (   125)
                                                     ------            ------

Cash flows from financing activities:
    Net short-term (repayments)                     (    65)          (   100)
    Principal payment of long-term debt             (   249)          (    29)
                                                     ------            ------
      Net cash (used in)
       financing activities                         (   314)          (   129)
                                                     ------            ------

Net increase (decrease) in cash                         561           (    47)

Cash at beginning of period                              85                68
                                                     ------            ------

Cash at end of period                                $  646            $   21
                                                     ======            ======


Supplemental disclosures of cash flow information:

  Changes in assets and liabilities:
    Accounts receivable                             ($  747)           $  226
    Costs in excess of billings                          50           (    12)
    Other current assets                            (    24)          (    70)
    Other assets                                    (    18)               10
    Billings in excess of costs                         661           (   156)
    Accounts payable and accrued expenses               538               316
    Income taxes payable                            (    10)          (     2)
                                                     ------            ------
                                                     $  450            $  312
                                                     ======            ======


  Cash paid - net during the period for:
    Interest                                         $  116            $  127
    Income taxes                                     $   14            $   18

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

Note 2 - Net income (loss) per share:

     In 1997, The Company adopted Statement of Financial Accounting Standards No. 128 ("FAS 128"), Earnings per Share. FAS 128 prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the statement of operations. Net income (loss) per share is based on the weighted average number of shares outstanding. The number of shares used in the computations for basic net income per share for the second quarter and six months ended June 30, 2000 was 2,467,576, while the number of shares used in the computation of diluted net income per share was 2,568,393 for the second quarter and 2,591,198 for the six months ended June 30, 2000. The number of shares used in the computations for basic and diluted net income per share for the second quarter and six months ended June 30, 1999 were 2,467,576 for both computations.

     Net loss used in the computation of basic and diluted net loss per share is not affected by the assumed issuance of stock under the Company's stock option plan and is therefore the same for both calculations.

     Options to purchase 210,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at June 30, 2000. The dilutive impact of such options is the addition of 100,817 and 123,622 shares to weighted average diluted shares outstanding for the second quarter and six months ended June 30, 2000, respectively, and approximately $.01 decrease in earnings per share for both periods. Options to purchase 304,000 shares at prices ranging from $2.00 to $5.00 per share were outstanding at June 30, 1999, but were not included in the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and capital resources:

    Working capital at June 30, 2000 was $598,000 as compared to $415,000 at December 31, 1999. The increase of $183,000 was primarily due to net income during the period, offset in part by capital expenditures and long-term debt repayment at WCI.

     Net accounts receivable were $3,376,000 at June 30, 2000 as compared to $2,629,000 at December 31, 1999, an increase of $747,000. The increase in accounts receivable was due to higher revenues in the quarter ended June 30, 2000 as compared to the fourth quarter of 1999.

     WCI executed, effective November 10, 1998, a revolving credit agreement with Wells Fargo Bank, N.A. The credit agreement, as amended, which expired June 9, 2000, and is currently the subject of discussions for an extension to September 30, 2000, calls for interest payable at Wells Fargo's prime rate, as in effect from time to time, plus 2% and borrowings up to 75% of eligible accounts receivable subject to a maximum of $2,000,000. At June 30, 2000, WCI had $500,000 borrowed under the credit agreement. The Company has guaranteed WCI's borrowings under the credit agreement, which is also collateralized by WCI's accounts receivable and all other assets (with the exception of vehicles and equipment subject to purchase contract lending agreements with third party lenders.) In addition, the credit agreement provides for certain financial covenants based upon WCI's financial condition, including its current ratio and tangible net worth.

     In order to meet its working capital needs at the corporate level, the Company has negotiated a line of credit with HSBC Bank (USA) (formerly Republic National Bank of New York), which provides for $600,000 in borrowings, secured by REXX's assets, and interest payable at HSBC's reference rate plus 1%. This line of credit is evidenced by a demand grid note in the maximum amount of $600,000. At June 30, 2000, the Company had $465,000 borrowed under the line of credit. The Company's borrowings under this line of credit have been guaranteed by its Chairman of the Board, Arthur L. Asch and collateralized by a certificate of deposit in the amount of $350,000 deposited by Mr. Asch with the bank. Mr. Asch is not being compensated by the Company for providing the guarantee and additional collateral. The Company's management believes that, if the shareholders approve the WCI sale and the sale closes, this line of credit will be sufficient to provide the Company with the necessary working capital to meet its needs through the completion of the WCI sale. However, there is no assurance that (i) the line of credit will, in fact, be sufficient to provide for the Company's corporate level working capital needs until the completion of the WCI sale; (ii) repayment of all or a portion of the Company's borrowings under this line of credit will not be demanded prior to September 30, 2000; (iii) HSBC Bank will extend this line of credit beyond September 30, 2000, if requested by the Company; or (iv) Mr. Asch will continue to provide his guarantee and collateral beyond September 30, 2000. The discontinuance of this line of credit, by any action of HSBC Bank, as a result of Mr. Asch's failure to continue his guarantee or collateral beyond September 30, 2000 or otherwise, could have a material adverse effect on the Company.

     On June 15, 1999, the Company announced that it had signed a definitive agreement to sell WCI to Greg Watkins and Daren Barone (or their permitted assignees) for $1,300,000 in cash and 125,000 shares of REXX Environmental Corporation common stock, as well as certain other consideration. Subsequently, the terms were amended to provide that Messrs. Watkins and Barone could pay the Company $171,875 in cash in lieu of the 125,000 shares of REXX common stock, at their option at the time of closing. The sale of WCI is subject to the approval of the Company's shareholders. Based on preliminary estimates, if the Company's shareholders approve the sale of WCI and it closes, on closing the Company will record a loss on the sale of WCI of approximately $3,750,000 which represents the difference between the net proceeds that the Company will receive and the combined value of the investment and goodwill that is recorded on the Company's books. This preliminary estimate is subject to further review and valuations at the time the proposed sale closes.

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

     Newtek is primarily engaged in the business of developing, funding and structuring early-stage companies, principally focused on high technology and the internet.

     Newtek has been working to expand its business development activities, and its goal is to be a premier business partner for its partner companies by helping them implement their business strategies in a manner consistent with Newtek's objectives. Newtek is in the early stages of operation as a holding company for a network of partner companies in a collaborative and coordinated effort to develop successful businesses in a number of emerging, technical areas.

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

     REXX has filed a preliminary proxy statement and Newtek has filed a Registration Statement with the Securities and Exchange Commission for shareholder approval of the WCI sale and the Newtek transaction. These documents include information about each of the companies, their subsidiaries, REXX's proposed sale of WCI, and the merger of a subsidiary of Newtek with and into

REXX. These Securities and Exchange Commission filings became effective on August 14, 2000 and the proxy/prospectus will be mailed shortly to REXX's shareholders. At a shareholders' meeting scheduled for September 19, 2000 REXX's shareholders will be asked to vote for the approval of both the sale of WCI and the merger with Newtek. If REXX shareholders approve both transactions, it is expected that the sale of WCI and the merger with Newtek will close in September 2000.

Results of operations:

     Revenues, which consisted of WCI's contract revenues, were $4,931,000 and $8,938,000 in the second quarter and six months ended June 30, 2000, respectively, compared to $4,652,000 and $8,152,000 in the comparable periods of 1999. The increase in both periods was mainly due to an unusually high revenue project in the second quarter and six months ended June 30, 2000.

     Gross profit in the six months ended June 30, 2000 amounted to $2,433,000 compared to $1,613,000 in the same period of 1999. Gross profit in the second quarter amounted to $1,508,000 compared to $1,199,000 in the second quarter of 1999. The increase in gross profit in both periods of 2000 as compared to 1999 was principally due to WCI's work on an unusually high revenue, high margin project during the quarter and six months ended June 30, 2000 as compared to historical results.

     General and administrative expenses declined in the second quarter and six months ended June 30, 2000 to $762,000 and $1,603,000, respectively, from $816,000 and $1,776,000, respectively, in the comparable periods in 1999. The decrease was achieved primarily at the corporate level and WCI as a result of lower compensation expense.

     Interest expense-net decreased to $56,000 and $118,000 in the second quarter and six months ended June 30, 2000 from $75,000 and $129,000 in the comparable periods of 1999. The decreases were due to WCI's lower borrowing levels from its bank and equipment finance companies during the second quarter and first half of 2000 compared to the comparable periods of 1999, offset in part by higher borrowings at the corporate level during 2000.

     Amortization of goodwill remained constant in the second quarter and first half of 2000 compared to 1999 as the Company is utilizing straight line amortization.

     Provision for income taxes fell to $4,000 in the second quarter and six months ended June 30, 2000 from $6,000 and $9,000 in the prior year periods. The 2000 and 1999 provisions represent state and local franchise taxes. In both periods, the Company recorded no provision for federal or state income taxes as the Company utilized net operating loss carryforwards in 2000 and recorded an operating loss in the first half of 1999.

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

         No report on Form 8-K was filed during the second quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REXX ENVIRONMENTAL CORPORATION
                                            (Registrant)



Date: August 15, 2000              By: /s/ Arthur L. Asch
                                       --------------------------------------
                                       Arthur L. Asch, Chairman of the Board



Date: August 15, 2000              By: /s/ Michael A. Asch
                                       --------------------------------------
                                       Michael A. Asch, President and Treasurer